Form 10-Q
period 2003-12-31
EASY GARDENER PRODUCTS LTD
filed 2004-02-17
CIK 1210936

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2003

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from                      to

Commission File Number 333-102296

Easy Gardener Products, Ltd.

(Exact name of registrant as specified in its charter)

Texas	37-1433686
(State or other jurisdiction	IRS Employer
of incorporation or organization)	(Identification Number)

3022 Franklin Avenue
Waco, Texas	76710

(Address of Principal Executive Offices)	(Zip Code)

(254) 753-5353

(Registrant’s Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [  ]

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes[  ]       No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Not applicable, registrant is a limited partnership

Part I. – Financial Information
Item 1. – Consolidated Financial Statements
Consolidated balance sheets as of December 31, 2003 (Unaudited) and June 30, 2002 (Predecessor)	1-2
Consolidated statements of operations for the two months ended December 31, 2003 and the one month ended October 31, 2003 (Predecessor) and the three months ended December 31, 2002 (Predecessor) (Unaudited)	3
Consolidated statements of operations for the two months ended December 31, 2003 and the four months ended October 31, 2003 (Predecessor) and the six months ended December 31, 2002 (Predecessor) (Unaudited)	4
Consolidated statements of cash flows for the two months ended December 31, 2003 and the four months ended October 31, 2003 (Predecessor) and the six months ended December 31, 2003 (Predecessor) (Unaudited)	5-6
Notes to consolidated financial statements	7-13
Item 2. – Management’s Discussion and Analysis of Financial Condition and Results of Operations	14-23
Item 3. – Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. – Controls and Procedures	24
Part II. – Other Information
Item 2. – Changes of Securities and Use of Proceeds	24
Item 5. – Other Information	24
Item 6. – Exhibits and Reports on Form 8-K	24
Signatures	25

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2003
	(Unaudited)	June 30, 2003

		(Predecessor)
Assets
Current
Cash and cash equivalents	$981,000	$822,000
Accounts receivable, less allowance for doubtful accounts of $247,000 and $630,000	9,779,000	24,467,000
Inventories	6,512,000	9,138,000
Prepaid expenses and other current assets	678,000	721,000
Refundable income taxes	—	137,000
Deferred tax asset	—	385,000
Current assets of discontinued operations	—	62,000

Total Current Assets	17,950,000	35,732,000
Property and Equipment, net	4,534,000	4,018,000
Intangible Assets
Goodwill	52,002,000	49,878,000
Deferred financing costs, net of accumulated amortization of $66,000 and $969,000	1,553,000	3,975,000
Non-compete agreements, net of accumulated amortization of $89,000 and $855,000	1,785,000	744,000
Package tooling costs, net of accumulated amortization of $75,000 and $1,956,000	1,064,000	1,204,000
Product rights, patents and trademarks, net of accumulated amortization of $206,000 and $213,000	17,900,000	467,000

Total Intangible Assets	74,304,000	56,268,000
Officer Receivables	—	512,000
Other Assets	38,000	29,000

Total Assets	$96,826,000	$96,559,000

See accompanying notes to consolidated financial statements.

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2003
	(Unaudited)	June 30, 2003

		(Predecessor)
Liabilities and Partners’ Capital/Stockholders’ (Deficit)
Current
Revolving credit facility	$1,235,000	$15,085,000
Accounts payable	8,070,000	8,954,000
Accrued rebates	925,000	1,433,000
Accrued commissions	402,000	1,074,000
Accrued co-op advertising	285,000	774,000
Accrued expenses	1,010,000	1,786,000
Current portion of long-term debt	1,250,000	12,142,000
Current liabilities of discontinued operations	—	16,000

Total Current Liabilities	13,177,000	41,264,000
Revolving Credit Facility	6,000,000	—
Long-Term Debt	26,504,000	—
Deferred Tax Liability	9,237,000	239,000
Company Obligated Mandatorily Redeemable Preferred Securities of Subsidiary Trust Holding Solely Junior Subordinated Debentures	40,705,000	57,092,000

Total Liabilities	95,623,000	98,595,000

Partners’ Capital/Stockholders’ (Deficit)
Preferred stock, 1,000,000 shares authorized and unissued	—	—
Common stock, $0.001 par value - shares authorized, 75,000,000; 21,642,000 shares issued	—	22,000
Additional paid-in capital	—	52,470,000
Partners’ Capital	2,675,000	—
Partners’ loss/ Retained deficit	(1,472,000)	(41,700,000)

	1,203,000	10,792,000
Less: Treasury Stock, 3,890,000 shares at cost	—	(12,828,000)

Total Partners’ Capital/Stockholders’ (Deficit)	1,203,000	(2,036,000)

Total Liabilities and Capital	$96,826,000	$96,559,000

See accompanying notes to consolidated financial statements.

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Statements of Operations

	Two Months Ended	One Month Ended	Three Months Ended
	December 31,	October 31,	December 31,
	2003	2003	2002
	Unaudited	Unaudited	Unaudited

		(Predecessor)	(Predecessor)
Gross Sales	$9,452,000	$3,827,000	$14,591,000
Sales Adjustments	1,954,000	871,000	2,240,000

Net Sales	7,498,000	2,956,000	12,351,000
Cost of Sales	4,740,000	2,169,000	7,167,000

Gross Profit	2,758,000	787,000	5,184,000

Operating Expenses
Selling and shipping	2,147,000	1,201,000	3,400,000
General and administrative	867,000	740,000	1,848,000
Depreciation and amortization	381,000	72,000	409,000

Total Operating Expenses	3,395,000	2,013,000	5,657,000

Loss from Continuing Operations	(637,000)	(1,226,000)	(473,000)

Other Expenses
Refinancing and transaction costs	—	—	(3,869,000)
Interest expense, net	(1,593,000)	(680,000)	(1,826,000)
Loss from Continuing Operations Before Income Tax	(2,230,000)	(1,906,000)	(6,168,000)

Income Tax Benefit (Expense)	758,000	(49,000)	(108,000)
Loss from Continuing Operations	(1,472,000)	(1,955,000)	(6,276,000)

Discontinued Operations -
Loss from discontinued operations	—	(1,000)	(215,000)

Net Loss	$(1,472,000)	$(1,956,000)	$(6,491,000)

See accompanying notes to consolidated financial statements.

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Statements of Operations

	Two Months	Four Months	Six Months
	Ended	Ended	Ended
	December 31,	October 31,	December 31,
	2003	2003	2002
	(Unaudited)	(Unaudited)	(Unaudited)

		(Predecessor)	(Predecessor)
Gross Sales	$9,452,000	$21,702,000	$30,652,000
Sales Adjustments	1,954,000	4,229,000	5,150,000

Net Sales	7,498,000	17,473,000	25,502,000
Cost of Sales	4,740,000	10,953,000	15,353,000

Gross Profit	2,758,000	6,520,000	10,149,000

Operating Expenses
Selling and shipping	2,147,000	5,838,000	7,556,000
General and administrative	867,000	2,557,000	4,080,000
Depreciation and amortization	381,000	431,000	836,000

Total Operating Expenses	3,395,000	8,826,000	12,472,000

Loss from Continuing Operations	(637,000)	(2,306,000)	(2,323,000)

Other Expenses
Refinancing and transaction costs	—	(159,000)	(4,063,000)
Interest expense, net	(1,593,000)	(2,868,000)	(3,660,000)
Loss from Continuing Operations Before Income Tax	(2,230,000)	(5,333,000)	(10,046,000)

Income Tax Benefit (Expense)	758,000	(44,000)	(108,000)
Loss from Continuing Operations	(1,472,000)	(5,377,000)	(10,154,000)

Discontinued Operations -
Loss from discontinued operations	—	(75,000)	(1,193,000)

Net Loss	$(1,472,000)	$(5,452,000)	$(11,347,000)

See accompanying notes to consolidated financial statements.

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Two Months	Four Months	Six Months
	Ended	Ended	Ended
	December 31,	October 31,	December 31,
	2003	2003	2002
	Unaudited	Unaudited	Unaudited

		(Predecessor)	(Predecessor)
Cash Flows from Operating Activities:
Net loss from continuing operations	$(1,472,000)	$(5,377,000)	$(10,154,000)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	630,000	886,000	1,610,000
Trust Preferred interest applied against option price and PIK interest	202,000	75,000	—
Write-off of deferred finance costs and discounts	—	—	1,928,000
Compensation related to stock options	—	40,000	60,000
Changes in operating assets and liabilities:
Accounts receivable	(199,000)	14,509,000	14,188,000
Inventories	6,000	492,000	(2,416,000)
Deferred taxes	(763,000)	—	—
Prepaid expenses and other current assets	(63,000)	51,000	(37,000)
Accounts payable and accrued expenses	563,000	(3,511,000)	(318,000)
Other assets	(31,000)	50,000	—

Net Cash Provided By (Used in) Operating Activities	(1,127,000)	7,215,000	4,861,000

Cash Flows from Investing Activities:
Payments related to purchase of business	—	—	(17,000)
Purchase of property and equipment	(51,000)	(91,000)	(565,000)
Purchase of intangibles	(57,000)	(76,000)	(208,000)

Net Cash Used in Investing Activities	(108,000)	(167,000)	(790,000)

See accompanying notes to consolidated financial statements.

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Two Months	Four Months	Six Months
	Ended	Ended	Ended
	December 31,	October 31,	December 31,
	2003	2003	2002
	Unaudited	Unaudited	Unaudited

		(Predecessor)	(Predecessor)
Cash Flows from Financing Activities:
Deferred finance costs	$(8,000)	$(227,000)	$(1,863,000)
Net (payments) proceeds on lines-of-credit	1,965,000	(6,736,000)	(4,426,000)
Proceeds from long-term debt	—	—	12,020,000
Principal payments on long-term debt	(208,000)	(21,000)	(8,616,000)

Net Cash Provided by (Used In) Financing Activities	1,749,000	(6,984,000)	(2,885,000)

Net increase in cash and cash equivalents from Continuing operations	514,000	64,000	1,186,000
Cash provided by (used in) discontinued operations	—	(14,000)	(286,000)

Net increase (decrease) in cash and cash equivalents	514,000	50,000	900,000
Cash and Cash Equivalents, beginning of period	467,000	822,000	219,000

Cash and Cash Equivalents, end of period	$981,000	$872,000	$1,119,000

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,506,000	$3,960,000	$3,599,000
Cash received for taxes - net	78,000	36,000	180,000

See accompanying notes to consolidated financial statements.

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

General

     Effective November 1, 2003, Easy Gardener Products, Ltd., the Company, acquired substantially all of the assets and assumed substantially all of the liabilities of U.S. Home & Garden Inc., the Seller. These assets comprised approximately 99% of the consolidated sales, 98% of the consolidated assets and 99% of the consolidated liabilities of the Seller and represent all of the operations of the Company.

     The Company is a Texas limited partnership. The Company is 1% owned by a general partner, EG Product Management, L.L.C., and is 99% owned by a limited partner, EG, L.L.C. EG Product Management, L.L.C. and EG, L.L.C. are wholly owned subsidiaries of EYAS International, Inc.

Basis of Presentation

     The Company effectively began operations on November 1, 2003 with the acquisition of operations from U. S. Home & Garden Inc. In accordance with the requirements of purchase accounting, the opening balance sheet reflects all acquired assets and liabilities at their respective fair values at the date of purchase. The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, Weatherly Consumer Products Group, Inc., Easy Gardener U.K., NBU Group, LLC and Easy Gardener Products Trust I.

     The accompanying consolidated financial statements included the consolidated balance sheet of the Company at December 31, 2003 and the consolidated statement of operations, and cash flows for the two months ended December 31, 2003. The consolidated statement of cash flows for the two months ended December 31, 2003 does not include the acquisition of assets and the assumption of liabilities and the incurring of debt described in footnote 5. The accompanying consolidated financial statements also include the previously issued consolidated balance sheet of U.S. Home & Garden Inc. at June 30, 2003 and the consolidated statements of operations and cash flows for the six months ended December 31, 2002. The accompanying consolidated financial statements also include the consolidated statement of operations for the month of October 2003 for U. S. Home & Garden Inc. before transaction costs and the gain on the sale of the operations and the consolidated statements of operations and cash flows for the four months ended October 31, 2003. The U.S. Home & Garden Inc. consolidated financial statements described above and included herein are referred to as “Predecessor” financial statements.

1.	The accompanying consolidated financial statements at December 31, 2003 and for the two months ended December 31, 2003 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the two months ended December 31, 2003 are not necessarily indicative of the results of operations for a full year.

2.	Please refer to the audited consolidated financial statements of U.S. Home & Garden Inc. for the year ended June 30, 2003, for details of accounting policies and detailed notes to the predecessor consolidated financial statements.

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

3.	Inventories consist of:

	December 31, 2003	June 30, 2003

		(Predecessor)
Raw materials	$1,745,000	$4,834,000
Finished goods	4,767,000	4,304,000

	$6,512,000	$9,138,000

4.	All shipping and handling expenses are included in the selling and shipping caption and totaled approximately $756,000, $385,000 and $1,061,000 for the two months ended December 31, 2003, one month ended October 31, 2003 and three months ended December 31, 2002, respectively, and $2,075,000 and $2,433,000 for the four months ended October 31, 2003 and six months ended December 31, 2002, respectively.

5.	Effective November 1, 2003 the Company acquired substantially all of the operating assets and liabilities of U.S. Home & Garden, Inc. These operations have been included in the consolidated financials statements of the Company since that date.

The operations consist of the manufacturing and marketing of a broad range of brand-name consumer lawn and garden products in the United States, Canada, and in Europe and other minor international locations. Management of the Company believes in the fundamentals of the business and in its ability to grow the business internally at acceptable growth rates.

The aggregate purchase price was $14,414,000 which includes expenses of $1,670,000, the cost of a not agree to talk agreement of $1,250,000 and $11,494,000 to the seller of which $1,600,000 was a subordinated note. The Company also assumed debt of the Seller having a fair value of $67,196,000 and accounts payable and accrued expenses of the Seller of $11,122,000 and recorded deferred taxes on certain fair value adjustments of $3,809,000. Deferred taxes related to the fair value of assumed debt have been included in that caption. The total purchase price including the assumption of debt was $96,541,000.

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

The following table summarized the estimated fair values of assets acquired and liabilities assumed and new debt incurred at the date of the acquisition.

Current assets	$17,176,000
Property and equipment	4,701,000
Intangible assets acquired	21,063,000
Deferred financing costs	1,592,000
Goodwill	52,002,000
Other assets	7,000

Total assets acquired	96,541,000

Accounts Payable & Accruals assumed	11,122,000
Deferred taxes	3,809,000
Debt assumed	67,196,000

Purchase Price	14,414,000
Accounts Payable & Accruals assumed paid at close	988,000
Debt incurred, net	(12,727,000)

Cash	$2,675,000

The Company incurred additional debt of $12,727,000 and raised capital of $2,675,000 to pay for the net assets acquired and certain of the expenses assumed at the closing of the purchase.

Of the $21,063,000 of intangible assets acquired, which are assets subject to amortization, $16,000,000 was assigned to brand values having an estimated useful life of fifteen years, $1,650,000 was assigned to trademarks and patents having an estimated useful life of twelve years, $1,875,000 was assigned to non-compete agreements having a weighted average useful life of 8 years, $1,082,000 was allocated to package design having a useful life of three years and $456,000 was allocated to product rights with a useful life of fifteen years. The Company did not acquire or write off any research and development assets.

The Company assumed no residual value in the computation of the amortization of these intangible assets. Total amortization was $412,000, $89,000, and $421,000 for the two months ended December 31, 2003 and one month ended October 31, 2003 and three months ended December 31, 2002, respectively and $531,000 and $772,000 for the four months ended October 31, 2003 and six months ended December 31, 2002, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Year ended June 30,	Amount

2004	$1,752,000
2005	2,252,000
2006	2,169,000
2007	2,169,000
2008	2,169,000

Notes to Consolidated Financial Statements

The Company assigned $52,002,000 of the purchase price of the acquired operations to goodwill which is not being amortized but will be subject to testing for impairment losses. The Company did not recognize an impairment loss or include goodwill in the disposal of the operations relating to the single segment in which the Company operates. Of the total goodwill balance, the Company expects approximately two-thirds to be deductible for tax purposes.

The amounts assigned to assets and liabilities acquired and the related computation of amortization are based on preliminary estimates and are subject to change when the Company completes its valuation of these assets and liabilities.

6.	The following unaudited pro forma financial information presents a summary of the consolidated results of operations of the Company as if the purchase of the operations had occurred at the beginning of the periods presented.

	One Month	Four Months	Three Months	Six Months
	Ended	Ended	Ended	Ended
	October 31,	October 31,	December 31,	December 31,
	2003	2003	2002	2002

	(Predecessor)	(Predecessor)	(Predecessor)	(Predecessor)
Net Sales	$2,890,000	$17,258,000	$12,266,000	$25,255,000
Gross Margin	737,000	6,367,000	5,133,000	9,973,000
Loss from operations	(1,057,000)	(1,774,000)	(37,000)	(1,370,000)
Net loss	$(1,912,000)	$(5,000,000)	$(2,582,000)	$(6,338,000)

These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments to reflect only the operations acquired and adjustments for interest expense and amortization of intangible assets acquired in the purchase. Excluded from the pro forma net loss are the expenses of the Seller related to its refinancing of debt and costs associated with sale of $159,000 and $4,063,000 for the four months ended October 31, 2003 and six months ended December 31, 2003, respectively. Also excluded from the pro forma net loss are the costs of the Seller related to discontinued operations which were not acquired by the Company of $1,000, $75,000 and $1,193,000 for the one month ended October 31,2003, four months ended October 31, 2003 and six months ended December 31, 2003, respectively.

These results do not purport to be indicative of the results of operations which actually would have resulted had the purchase occurred at the beginning of each of the periods presented or of the future operations of the Company.

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

7.	The Company and its parent, EYAS International, Inc., and their material subsidiaries entered into four credit arrangements on October 29, 2003 to finance the acquisition of the operations and to provide working capital. The Company also assumed from the Seller a Mandatorily Redeemable Preferred Securities Trust Holding Solely Junior Subordinated Debentures.

The first credit facility is the amended and restated Loan and Security Agreement with Wells Fargo Foothill, Inc., which is a three year asset based lending revolving credit facility. This facility has a maximum borrowing level of $25 million, which is limited based upon having eligible accounts receivable and inventory. Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 2.75%, but not less than 5.25%. The facility has various covenants including EBITDA, minimum EBITDA to pay Trust Preferred interest, a Funded Senior Debt Ratio, a Fixed Charge Coverage Ratio, and limits on Capital Expenditures. The facility has a term ending October 29, 2006.

The second credit facility is with CapitalSource Finance LLC and includes two term loans. Term Loan A in the amount of $14,315,000 of which $14,000,000 has been borrowed and Term Loan B in the amount of $9,713,750 of which $9,500,000 has been borrowed. Both Term Loans A and B mature on October 29, 2008 and are secured by all of the assets of the Company. Term Loan A bears interest at the greater of 5.75% over the prime rate or 10% and has monthly repayment of principal of $104,167 per month in year one growing to $312,500 per month in year five. The principal repayment schedule has the loan principal fully repaid at maturity. Term Loan B bears interest at the greater of 8.75% over the prime rate or 13% plus 7.0% of non-cash interest which is to be paid at the maturity of Term Loan B. Term Loans A and B also require mandatory pre-payments of the excess cash flow as defined in the loan agreements. The principal reduction ranges from 25% to 50% of the excess flow generated by the Company. The facility has covenants identical to those of the revolving credit facility described above.

The Company also entered into two subordinated loan agreements, one with the Seller aggregating $1,600,000 and one with another party aggregating $2,675,000. The subordinated Seller note is the more junior of the subordinated notes. Both of these subordinated loans bear interest at 9% per annum and mature on April 29, 2008. The Seller note has a repayment feature based upon excess cash flow as defined in the second credit facility described in the preceding paragraph. The $2,675,000 subordinated note gives the holder of the note the right to convert the note plus accrued interest into a 49% ownership interest in the Company.

The Mandatorily Redeemable Preferred Securities Trust Holding Solely Junior Subordinated Debentures assumed from the Seller includes 78,000 common securities with a liquidation value of $25 per common share and 2,530,000 of 9.40% Cumulative Trust Preferred Securities with a liquidation value of $25 per security due April 15, 2008. The Seller had previously redeemed 251,981 shares of such securities. The previously redeemed shares were acquired by the Company leaving 2,278,019 shares outstanding with a face value of $57,092,000. The Company has entered into two agreements with a prior lender of U.S. Home & Garden, Inc. giving the prior lender the rights to acquire up to 189,750 of such redeemed shares. Under the first agreement, the prior lender can purchase up to 94,875 shares of the redeemed shares at an exercise price of $9.00 per share. Under the second agreement, the prior lender is forgoing monthly cash interest on an additional 94,875 of the redeemed shares until the exercise price of such shares is reduced to $0 at which point the underlying securities will be transferred to the prior lender and cash interest will begin being paid to the prior lender on such securities. The exercise price on these securities at the date of purchase of the operations was $4.30 and is reduced by approximately $.20 each

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

month. The options expire on May 19, 2009. The fair value of the total 189,750 options granted have been reflected at the average quoted market price of $17.00 per share. The $17.00 per share calculation is described in the following paragraph. The total difference between the option exercise prices and the $17.00 per share is $1,964,000. This amount has been included in the value of mandatorily redeemable trust preferred securities.

The fair value of the mandatorily redeemable preferred securities at the acquisition date was approximately $38,726,000 based on the average quoted market prices of $17.00 on the five days before and five days after the acquisition date. The securities have been reflected in the opening balance sheet of the Company at fair value and the discount from the face value is being amortized using the constant yield to maturity method of amortization over 25 years to the maturity date. Deferred taxes have been recorded on the discount amount.

Distributions of interest on the Trust Securities are payable monthly in arrears by the Trust.

The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right to certain other indebtedness of the Company. Currently, the company does not have any indebtedness outstanding which rank equal to or junior to such securities. The Company may and its more senior lenders will, if certain their loan covenants are not met, require the deferral of the payment of interest on the Subordinated Debentures. The deferral of interest can be done for a period not to exceed 60 consecutive months with no change in the rights of the lenders. If interest payments on the Subordinated Debentures are so deferred, distributions on the Trust Securities will also be deferred. During any such deferral period, interest on the Subordinated Debentures and distributions on the Trust Securities will accrue and compound monthly and, subject to certain exceptions, the Company may not declare or pay distributions on its capital or debt securities that rank equal to or junior to the Subordinated Debentures.

The Trust Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature in total on April 15, 2028, but may be redeemed at the option of the Company at any time. The Company effectively provides a full and unconditional guarantee of the Trusts’ obligations under the Trust Securities to the extent that the Trust has funds sufficient to make such payments.

8.	In June 2002, U.S. Home & Garden Inc., the “Predecessor” company, announced that it was discontinuing the operations conducted through its subsidiary Weed Wizard Acquisition Corp. (“Weed Wizard”) effective September 30, 2002.

Revenues for Weed Wizard for the three months and six months ended December 31, 2002 were not material. U.S. Home & Garden Inc. had a net loss from the discontinued operations of Weed Wizard of $1,000 and $74,000 for the one month ended and four months ended October 31, 2003, respectively and the net losses were $215,000 and $1,193,000 for the three months and six months ended December 31, 2002, respectively.

In June 2001, U.S. Home & Garden Inc. announced that it was discontinuing its e-commerce initiative, which it was conducting through its subsidiary, Egarden, Inc. (Egarden), effective June 30, 2001. All severance payments were made by June 30, 2002. No adjustments were required to the liability recorded for severance payments since June 30, 2001.

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

The Company did not acquire any assets or assume any liabilities related to either Weed Wizard or Egarden.

The assets and liabilities of discontinued Egarden operations reported in the consolidated balance sheets of U.S. Home & Garden Inc. (Predecessor) consist of the following:

June 30, 2003

(Predecessor)
Total

Current Assets:
Cash and cash equivalents	$62,000

Total Current Assets	$62,000

Current Liabilities:
Accrued expenses	$16,000

Total Current Liabilities	$16,000

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for the Company’s future activities. Such forward-looking information involves important known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of the Company.

These risks and uncertainties include, but are not limited to, those relating to the Company’s growth strategy, customer concentration, outstanding indebtedness, changes in interest rates, ability to service debt, dependence on weather conditions, seasonality, expansion and other activities of competitors, ability to successfully introduce new products and product lines, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, and the general condition of the economy and its effect on the securities markets and other risks detailed in the Company’s other filings with the Securities and Exchange Commission. The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

Easy Gardener Products, Ltd., (“the Company”), manufactures and markets a broad range of brand-name consumer lawn and garden products through its owned operations and through its wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. and Easy Gardener UK. These operations were acquired from U.S. Home & Garden Inc. effective November 1, 2003. In accordance with the requirements of purchase accounting, all acquired assets and liabilities were restated to reflect their respective fair values at the date of purchase. As a result of the acquisition, the Company recorded $21,063,000 of acquired intangible assets, $16,000,000 was assigned to brand values having an estimated useful life of fifteen years, $1,650,000 was assigned to trademarks and patents having an estimated useful life of twelve years, $1,875,000 was assigned to non-compete agreements having a weighted average useful life of 8 years, $1,082,000 was allocated to package design having a useful life of three years and $456,000 was allocated to product rights with a useful life of fifteen years.

The acquisition of the operations comprised approximately 99% of the consolidated sales, 98% of the consolidated assets and 99% of the consolidated liabilities of the Seller, U. S. Home & Garden Inc. The accompanying consolidated financial statements also include the previously issued consolidated balance sheet of U. S . Home & Garden Inc. at June 30, 2003 and the consolidated statements of operations and cash flows for the three and six months ended December 31, 2002. The accompanying consolidated financial statements also include the consolidated statement of operations of U.S. Home & Garden, Inc. for the month of October 2003 before transaction costs and the gain on the sale of the operations and the consolidated statements of operations and cash flows for the four months ended October 31, 2003. The U.S. Home & Garden Inc. consolidated financial statements described above and included herein are referred to as “Predecessor” financial statements.

The consumer lawn and garden market continues to become more consolidated with fewer retailers accounting for an increasing percentage of all lawn and garden products sold. This increasing concentration leverage provides the largest retailers with greater leverage over their suppliers, such as the Company. This leverage can result in decreased margins for suppliers, including the Company, who may be required to make greater price concessions to their large retail accounts without being able to reduce the costs of the products sold by them to the retailers. This leverage by the large retailers can also increase sales volatility for the Company as well as other suppliers of lawn and garden products. There also continues to be a consolidation of the vendors supplying the fewer retailers.

Seasonality

The Company’s sales are seasonal due to the nature of the lawn and garden business. The Company’s seasonality generally parallels the annual growing season. The Company’s sales and shipping are usually most active from late March through May when home lawn and garden customers are purchasing supplies for spring planting and retail stores are replenishing their inventory of lawn and garden products. These patterns are effected by a number of events; weather being the largest single event. The buying pattern of retailers, including the Company’s retail customers, is changing. Retailers are buying enough product to begin the season just prior to the beginning of the season and stores are replenishing their inventory when sales are made by them rather than buying large quantities of inventory in advance of the selling season. Sales typically decline in mid-summer.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

	Two Months	One Month	Three Months	Two Months	Four Months	Six Months
	Ended	Ended	Ended	Ended	Ended	Ended
	December 31,	October 31,	December 31,	December 31,	October 31,	December 31,
	2003	2003	2002	2003	2003	2002

		Predecessor	Predecessor		Predecessor	Predecessor
Gross sales	126.1%	129.5%	118.1%	126.1%	124.2%	120.2%
Net sales	100.0	100.0	100.0	100.0	100.0	100.0
Cost of sales	63.2	73.4	58.0	63.2	62.7	60.2

Gross profit	36.8	26.6	42.0	36.8	37.3	39.8
Selling and shipping expenses	28.6	40.7	27.5	28.6	33.4	29.6
General and administrative expenses	11.6	25.0	15.0	11.6	14.6	16.0
Depreciation and amortization	5.1	2.4	3.3	5.1	2.5	3.3

Loss from operations	(8.5)	(41.5)	(3.8)	(8.5)	(13.2)	(9.1)
Refinance and transaction costs	—	—	(31.3)		(0.9)	(15.9)
Interest expense, net	(21.2)	(23.0)	(14.8)	(21.2)	(16.4)	(14.4)

Loss from continuing operations before income taxes	(29.7)	(64.5)	(49.9)	(29.7)	(30.5)	(39.4)
Income taxes	10.1	(1.7)	(0.9)	10.1	(0.3)	(0.4)

Loss from continuing operations	(19.6)	(66.2)	(50.8)	(19.6)	(30.8)	(39.8)
Loss from discontinued operations	—	0.0	(1.7)	—	(0.4)	(4.7)

Net loss	(19.6%)	(66.2%)	(52.5%)	(19.6%)	(31.2%)	(44.5%)

Overview

Due to changes in the Company’s customers buying patterns, where products are now purchased closer to the expected sales to the consumer, the Company’s sales for the December 31, 2003 quarter end are down. Continued pricing pressure from the Company’s customers resulted in additional discounts and returns, rebates and allowances. Due primarily to a significant customer mandating the freight carriers we are required to use for shipping product to them and the decreasing average order size of their shipments, the Company continues to have increases in outbound freight costs. The Company has and is continuing to find ways to reduce or eliminate the increase in outbound freight costs. Interest expense is a significant expenditure for the Company. Interest expense is based upon variable interest rates for a substantial portion of the Company’s debt. An increase in interest rates would have a negative impact on the Company’s operating performance and cash flows.

Weather during the gardening season has the greatest impact on the Company’s financial performance. Due to the seasonality of the Company’s business as described above, a substantial portion of the Company’s sales and cash flows are generated in the peak growing season of the year which are the March 31 and June 30 quarters.

The Company is focused on the consumers’ demand for the products and works to enhance the current product offering and to introduce new products, which meet consumer needs. As a new Company with limited recent experience in new product development and with limited financial resources, the Company’s ability to execute an aggressive new product development strategy to enhance operating results and cash flows is unknown.

Two Months Ended December 31, 2003 and One Month Ended October 31, 2003 (Predecessor) Combined, Compared to Three Months Ended December 31, 2002 (Predecessor)

Net sales. Net sales were $7,498,000 for the two months ended December 31, 2003 and $2,956,000 for the one month ended October 31, 2003, for a combined three month amount of $10,454,000, a decrease of $1,897,000 or 15.4% from the three months ended December 31, 2002 of $12,351,000. The decrease in net sales was the result of a shift in customers’ buying patterns from buying before the growing season in December to closer to the beginning and throughout the gardening season year which are the March 31 and June 30 quarters. Product that was historically purchased in December is now expected to be purchased in the following two quarters. Gross sales were $13,279,000 for the three months, a decrease of $1,312,000 or 9.0% as compared to the three months ended December 31, 2002 of $14,591,000. Increased discounts and returns, rebates and allowances of $585,000, which are adjustments to arrive at net sales, also contributed to the reduced net sales for the combined three month period ended December 31, 2003. A significant customer reached a higher sales level late in December 2003, allowing them an increase in rebate levels for all sales made to them in calendar year 2003. This higher rebate level of approximately $430,000 was recorded in the three months ended December 31, 2003 while most of the sales were recorded in earlier quarters. This higher rebate level is expected to continue to be applicable to all sales made to this customer in future quarters.

Cost of sales. Cost of sales of $4,740,000 for the two months ended December 31, 2003 and $2,169,000 for the one month ended October 31, 2003 for a combined three month amount of $6,909,000, a decrease of $258,000, or 3.6% from the three months ended December 31, 2002 of $7,167,000. Cost of sales declined as a result of the reduction in gross and net sales and were partially offset by increased material variance costs of $197,000, primarily purchase price variance, on a number of petroleum based products. Cost of sales as a percentage of net sales increased to 66.1% during the three months ended December 31, 2003 from 58.0% during the comparable period in 2002 due to the increase in sales adjustments which reduced net sales.

Gross profit. Gross profit was $2,758,000 for the two months ended December 31, 2003 and $787,000 for the one month ended October 31, 2003, for a combined three month amount of $3,545,000 a decrease of $1,639,000, or 22.9% from the three months ended December 31, 2002 of $5,184,000. Gross profit as a percentage of net sales decreased to 33.9% during the three months ended December 31, 2002, from 42.0% during the comparable period in 2002. This decrease in gross profit dollars and as a percentage of net sales results from the decreased sales volume, increased discounts and returns, rebates and allowances and increased cost of goods sold as noted above.

Selling and shipping expenses. Selling and shipping expenses were $2,147,000 for the two months ended December 31, 2003 and $1,201,000 for the one month ended October 31, 2003 for a combined three month amount of $3,348,000, a decrease of $52,000, or 1.5% from the three months ended December 31, 2002 of $3,400,000. This decrease in selling and shipping expenses was primarily attributable to decreased sales levels. The decrease was offset by $80,000 in increased outbound freight costs on the lower sales levels. Other costs decreased including marketing expenses of $62,000 and other selling and shipping expenses of $70,000. As a percentage of net sales, selling and shipping expenses increased to 32.0% of net sales during the three months ended December 31, 2003 from 27.5% during the comparable period in 2002.

General and administrative expenses. General and administrative expenses were $867,000 for the two months ended December 31, 2003 and $740,000 for the one month ended October 31, 2003, for a combined three month amount of $1,607,000, a decrease of $241,000, or 0.4% from the three months ended December 31, 2002 of $1,848,000. This decrease is a result of the elimination of the Seller’s administrative costs for the two months ended December 31, 2003, which were not assumed by the Company, offset by slightly higher retained costs. For the months of November and December 2002, expenses of the Seller not assumed by the Company aggregated $394,000. As a percentage of net sales, general and administrative expenses increased to 15.4% during the three months ended December 31, 2003 from 15.0% during the comparable period in 2002.

Depreciation and amortization. Depreciation and amortization expenses were $381,000 for the two months ended December 31, 2003 and $72,000 for the one month ended October 31, 2003 for a combined three month amount of $453,000, an increase of $44,000 or 10.8% from the three months ended December 31, 2002 of $409,000. This increase is primarily due to additional amortization of $231,000 related to the identifiable intangible assets acquired in the acquisition including product rights, patents and trademarks and a non-compete agreement that the Company began amortizing in November 2003, offset in part by some property and equipment becoming fully depreciated during the 2003 period. As a percent of net sales, depreciation and amortization expenses increased to 4.3% during the three months ended December 31, 2003 from 3.3% during the comparable period in 2002.

Loss from continuing operations. Loss from continuing operations was $637,000 for the two months ended December 31, 2003 and $1,226,000 for the one month ended October 31, 2003 for a combined three month amount of $1,863,000, an increase of $1,390,000 or 293.9% from the three months ended December 31, 2002 of $473,000. The increased loss from continuing operations was primarily due to decreased sales volume, increased discounts, rebates and allowances and increased operating expenses as noted above. As a percentage of net sales, loss from operations increased to 17.8% for the three months ended December 31, 2003 from 3.8% during the comparable period in 2002.

Refinancing and transaction costs. The Seller incurred $3,869,000 in refinancing and transaction costs during the three months ended December 31, 2002. Included in such prior year costs is a write-off of $1,928,000 for deferred financing costs and discounts and $1,668,000 of fees and expenses related to the replaced financing agreements entered into in October 2002 and $273,000 of transaction costs related to the sale of operations to the Company. The transaction costs incurred in October 2003 by the Seller were reflected in the gain on the sale of the transaction and not reflected in the income statement presented herein, which is prior to the transaction costs and gain on the sale.

Interest expense. Net interest expense was $1,593,000 for the two months ended December 31, 2003 and $680,000 for the one month ended October 2003 for a combined three month amount of $2,273,000, an increase of $447,000, or 24.5% from the three months ended December 31, 2002 of $1,826,000. The increase in interest expense is related to an increase in debt due to the purchase of operations. The prior comparable period included a one-time payment of $254,000 in additional interest expense paid to a subordinated lender. Of the interest expense incurred during the two months ended December 31, 2003, $407,000 is deferred and not currently due in cash. A substantial portion of the Company’s interest expense is based upon variable interest rates. Increases in such interest rates would have a negative impact on operating performance and cash flow.

Income taxes. Income tax benefit of $758,000 for the two months ended December 31, 2003 and tax expense of $49,000 incurred during the one month ended October 2003 for a combined tax benefit of $709,000 increased $817,000 from the three months ended December 31, 2002 income tax expense of $108,000.

Discontinued Operations. Loss from discontinued operations which related to the Seller’s Weed Wizard operations decreased to $1,000 for the one month ended October 31, 2003, a decrease of $214,000 or 99.5% from the three months ended December 31, 2002 of $215,000. The decrease in loss from discontinued operations is primarily due to the completion of the discontinuation of the Weed Wizard product line.

Net loss. Net loss was $1,472,000 for the two months ended December 31, 2003 and $1,956,000 for the one month ended October 31, 2003 for a combined three month amount of $3,428,000, a decrease of $3,063,000, from the three months ended December 31, 2002 of $6,491,000. The decrease in net loss is due to the reduced refinancing and transaction costs and discontinued operations recorded in the three months ended December 31, 2002 and an increase in tax benefits, offset in part by an increased loss from continuing operations as noted above.

Two Months Ended December 31, 2003 and Four Months Ended October 31, 2003 (Predecessor) Combined Compared to Six Months Ended December 31, 2002 (Predecessor)

Net sales. Net sales were $7,498,000 for the two months ended December 31, 2003 and $17,473,000 for the four months ended October 31, 2003 for a combined six month amount of $24,971,000, a decrease of $531,000, or 2.1%, as compared to the six months ended December 31, 2002 of $25,502,000. Gross sales were $31,154,000 for the six months ended December 31, 2003, an increase of $502,000 or 1.6% as compared with the six months ended December 31, 2002 of $30,652,000. Increased discounts and returns, rebates and allowances of $1,033,000, which are adjustments to arrive at net sales, resulted in the reduced net sales for the combined six month period ended December 31, 2003. A significant customer reached a higher sales level late in December 2003, allowing them an increase in rebate levels for all sales made to them in calendar year 2003. This higher rebate level of approximately $430,000 was recorded in the three months ended December 31, 2003 while most of the sales were recorded in earlier quarters. This higher rebate level is expected to continue to be applicable to all sales made to this customer in future quarters.

Cost of sales. Cost of sales of $4,740,000 for the two months ended December 31, 2003 and $10,953,000 for the four months ended October 31, 2003, for a combined six month amount of $15,693,000, an increase of $340,000, or 2.2% as compared to the six months ended December 31, 2002 of $15,353,000. The increase in cost of goods sold is primarily due to increased material variance, primarily purchase price variance on a number of petroleum based products. Cost of sales as a percentage of net sales increased to 62.8% during the six months ended December 31, 2003 from 60.2% during the comparable period in 2002. On a gross sales basis, cost of goods sold were a minor 0.2% points higher in the six months ended December 31, 2003 as compared to the comparable period of the prior year.

Gross profit. Gross profit of $2,758,000 for the two months ended December 31, 2003 and $6,520,000 for the six months ended December 31, 2003 for a combined six month amount of $9,278,000, a decrease of $871,000, or 8.6%, as compared to the six months ended December 31, 2002 of $10,149,000. Gross profit as a percentage of net sales decreased to 37.2% during the six months ended December 31, 2003, from 39.8% during the comparable period in 2002. This decrease in gross profit dollars and as a percentage of net sales resulted from increased costs of certain petroleum based products and increased discounts and returns, rebates and allowances as noted above.

Selling and shipping expenses. Selling and shipping expenses of $2,147,000 for the two months ended December 31, 2003 and $5,838,000 for the four months ended October 31, 2003, for a combined six month amount of $7,985,000 an increase of $429,000, or 5.7% as compared to the six months ended December 31, 2002 of $7,556,000. This increase in expense was attributable to a $398,000 increase in outbound freight costs and a $311,000 increase in other selling and shipping costs, offset in part by a decrease in marketing expenses of $174,000 and other selling and shipping costs of $106,000. As a percentage of net sales, selling and shipping expenses increased to 31.9% during the six months ended December 31, 2003 from 29.6% during the comparable period in 2002.

General and administrative expenses. General and administrative expenses were $867,000 for the two months ended December 31, 2003 and $2,557,000 for the four months ended October 31, 2003, for a combined six month amount of $3,424,000, a decreased by $656,000 or 16.1%, from the six months ended December 31, 2002 of $4,080,000. The decrease is primarily a result of the elimination of the Seller’s administrative costs for the two months ended December 31, 2003, which were not assumed by the Company and a slight decline in other general and administrative expenses. For the months of November and December 2002, expenses of the Seller not assumed by the Company aggregated $394,000. As a percentage of net sales, general and administrative expenses decreased to 13.7% during the six months ended December 31, 2003 from 16.0% during the comparable period in 2002.

Depreciation and amortization. Depreciation and amortization expenses were $381,000 for the two months ended December 2003 and $431,000 for the four months ended October 31, 2003 for a combined six month amount of $812,0000, a decrease of $24,000 or 2.9% from the six months ended December 31, 2002 of $836,000. This decrease is primarily due to some property and equipment becoming fully depreciated during the 2003 period, offset in part by additional amortization of $231,000 related to identifiable intangible assets acquired in the acquisition including product rights, patents and trademarks and a non-compete agreement that the Company began amortizing in November 2003. As a percentage of net sales, depreciation and amortization expenses remained constant at 3.3% during the six months ended December 31, 2003 and 2002.

Loss from continuing operations. Loss from continuing operations was $637,000 for the two months ended December 2003 and $2,306,000 for the four months ended October 2003 for a combined six month amount of $2,943,000, an increase of $620,000 or 26.7% from the six months ended December 31,2003 of $2,323,000. The increase was primarily due to increased discounts and returns, rebates and allowances and increased operating expenses as noted above. As a percentage of net sales, loss from operations increased to 11.8% for the combined six months ended December 31, 2003 from 9.1% during the comparable period in 2002.

Refinancing and transaction costs. The Seller incurred $159,000 in transaction costs during the four months ended October 31, 2003, a decrease of $3,904,000 or 96.1% as compared to the six months ended December 31, 2002 of $4,063,000. Included in such prior year costs is a write-off of $1,928,000 for deferred financing costs and discounts, $1,668,000 of fees and expenses related to the replaced financing arrangements entered into in October 2002 and $467,000 of transaction costs related to the sale of the operations to the Company. The transaction costs incurred in October 2003 by the Seller were reflected in the gain on the sale of the transaction and not reflected in the income statement presented herein, which is prior to the transaction costs and gain on the sale.

Interest expense. Net interest expense was $1,593,000 for the two months ended December 2003 and $2,868,000 for the four months ended October 2003, for a combined amount six month amount of $4,461,000, an increase of $801,000, or 21.9% from the six months ended December 31, 2003, of $3,660,000. The increase in interest expense is related to an increase in debt due to the purchase of operations. The prior comparable period included a one-time payment of $254,000 in additional interest expense paid to a subordinated lender. Of the increase in interest expenses, $407,000 is deferred and not currently due in cash. A substantial portion of the Company’s interest expense is based upon variable interest rates. Increases in such rates will have a negative impact on operating performance and cash flow.

Income taxes. Income tax benefit of $758,000 for the two months ended December 31, 2003 and tax expense of $44,000 incurred during the four months ended October 31, 2003 for a combined tax benefit of $714,000 increased $822,000 from the six months ended December 31, 2002 of $108,000.

Discontinued Operations. Loss from discontinued operations which related to the Seller’s Weed Wizard operations was $75,000 for the four months ended October 31, 2003, a decrease of $1,118,000, or 93.7% from the six months ended December 31, 2002 of $1,193,000. The decrease in loss from discontinued operations is primarily due to the completion of the discontinuance of the Weed Wizard product line, and due to legal costs of the Seller associated with settling the U.S. Consumer Products Safety Commission (“CPSC”) and A.A.B.B., Inc. litigation and a write-down of assets in the prior period.

Net loss. Net loss was $1,472,000 for the two months ended December 31, 2003, and $5,452,000 for the four months ended October 31, 2003 for a combined six month loss of $6,924,000, a decrease of $4,423,000 from the six months ended December 31, 2002 of $11,347,000. The decrease in net loss is due to the decreased refinancing and transaction costs and an income tax benefit offset by increased interest expense and increased loss from continuing operations as described above.

Liquidity and Capital Resources

The Company, which effectively commenced operations on November 1, 2003, has financed its operations through borrowings from lending institutions. As noted below, the Company may and or its more senior lenders will require, if certain of their loan covenants are not met, that the Company finance part of its operations by deferring the interest on the Mandatorily Redeemable Preferred Securities Trust Holding Solely Junior Subordinated Debentures.

The Company’s cash flow is dependent on its sales which as previously noted are seasonal and significantly impacted by weather conditions during the key gardening season. A substantial portion of the Company’s sales are generated in the last two quarters of the Company’s fiscal year which ends June 30. Interest expense is a significant expenditure for the Company and a substantial amount of its interest expense is based upon variable interest rates. Increases in such interest rates would have a negative impact on operating performance and cash flow.

The Company’s cash flow and liquidity levels are driven by sales and the resulting accounts receivable and collections thereof and the purchase of inventory and labor to produce finished inventory and the related payment of accounts payable and accrued expenses.

The Company has significant fixed expenditures in the form of principal and interest requirements and believes it will have sufficient cash flow to meet these obligations as they come due. However, adverse weather and other factors could leave the Company with insufficient cash flows to meet these and other obligations.

At December 31, 2003, the Company had consolidated cash and short-term investments totaling $981,000, and working capital of $4,773,000. At June 30, 2003, U.S. Home & Garden Inc., the Seller, had consolidated cash and short-term investments totaling $822,000, and a working capital deficit of $5,532,000. The increase in working capital was primarily attributable to the financing terms obtained by the Company during the quarter ended December 31, 2003, which resulted in $6,000,000 of the outstanding borrowing under the new revolving credit facility and $26,504,000 of the term loan and subordinated debt being classified as long-term liabilities.

Net cash used in operating activities for the two months ended December 31, 2003 of $1.1 million consisted primarily of the net loss from continuing operations of $2.2 million, adjusted for non-cash expenses of $0.8 million and an increase in inventories and accounts payable and accrued expenses of $0.6 million, offset in part by an increase in accounts receivable, prepaid expenses and other assets of $0.3 million. The net loss from continuing operations and the increase in inventory and prepaid expenses is consistent with the seasonal nature of the Company’s business.

Net cash used in investing activities for the two months ended December 31, 2003 of $0.1 million is primarily due to capital purchases of equipment and intangible assets.

Net cash provided by financing activities for the two months ended December 31, 2003 of $1.7 million is primarily due to proceeds from the credit facilities used to fund the cash used in operating and investing activities.

The Company’s operations are not capital intensive and accordingly funding capital expenditures does not require high levels of cash flow or significant financing arrangements. The Company does however require cash flows to finance new product development.

The Company and its parent, EYAS International, Inc., and their material subsidiaries entered into four credit arrangements on October 29, 2003 to finance the acquisition of the operations and to provide working capital. The Company also assumed from the Seller a Mandatorily Redeemable Preferred Securities Trust Holding Solely Junior Subordinated Debentures.

The first credit facility is the amended and restated Loan and Security Agreement with Wells Fargo Foothill, Inc., which is a three year asset based lending revolving credit facility. This facility has a maximum borrowing level of $25 million, which is limited based upon having eligible accounts receivable and inventory. Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 2.75%, but not less than 5.25%. The facility has various covenants including EBITDA, minimum EBITDA to pay Trust Preferred interest, a Funded Senior Debt Ratio, a Fixed Charge Coverage Ratio, and limits on Capital Expenditures. The facility has a term ending October 29, 2006.

The second credit facility is with CapitalSource Finance LLC and includes two term loans. Term Loan A in the amount of $14,315,000 of which $14,000,000 has been borrowed and Term Loan B in the amount of $9,713,750 of which $9,500,000 has been borrowed. Both Term Loans A and B mature on October 29, 2008 and are secured by all of the assets of the Company. Term Loan A bears interest at the greater of 5.75% over the prime rate or 10% and has monthly repayment of principal of $104,167 per month in year one growing to $312,500 per month in year five. The principal repayment schedule has the loan principal fully repaid at maturity. Term Loan B bears interest at the greater of 8.75% over the prime rate or 13% plus 7.0% of non-cash interest which is to be paid at the maturity of Term Loan B. Term Loans A and B also require mandatory pre-payments of the excess cash flow as defined in the loan agreements. The principal reduction ranges from 25% to 50% of the excess flow generated by the Company. The facility has covenants identical to those of the revolving credit facility described above.

The Company also entered into two subordinated loan agreements, one with the Seller aggregating $1,600,000 and one with another party aggregating $2,675,000. The subordinated Seller note is the more junior of the subordinated notes. Both of these subordinated loans bear interest at 9% per annum and mature on April 29, 2008. The Seller note has a repayment feature based upon excess cash flow as defined in the second credit facility described in the preceding paragraph. The $2,675,000 subordinated note gives the holder of the note the right to convert the note plus accrued interest into a 49% ownership interest in the Company.

The Mandatorily Redeemable Preferred Securities Trust Holding Solely Junior Subordinated Debentures assumed from the Seller includes 78,000 common securities with a liquidation value of $25 per common share and 2,530,000 of 9.40% Cumulative Trust Preferred Securities with a liquidation value of $25 per security due April 15, 2008. The Seller had previously redeemed 251,981 shares of such securities. The previously redeemed shares were acquired by the Company leaving 2,278,019 shares outstanding with a face value of $57,092,000. The Company has entered into two agreements with a prior lender of U.S. Home & Garden, Inc. giving the prior lender the rights to acquire up to 189,750 of such redeemed shares. Under the first agreement, the prior lender can purchase up to 94,875 shares of the redeemed shares at an exercise price of $9.00 per share. Under the second agreement, the prior lender is forgoing monthly cash interest on an additional 94,875 of the redeemed shares until the exercise price of such shares is reduced to $0 at which point the underlying securities will be transferred to the prior lender and cash interest will begin being paid to the prior lender on such securities. The exercise price on these securities at the date of purchase of the operations was $4.30 and is reduced by approximately $.20 each month. The options expire on May 19, 2009. The fair value of the total 189,750 options granted have been reflected at the average quoted market price of $17.00 per share. The $17.00 per share calculation is described in the following paragraph. The total difference between the option exercise prices and the $17.00 per share is $1,964,000. This amount has been included in the value of mandatorily redeemable trust preferred securities.

The fair value of the mandatorily redeemable preferred securities at the acquisition date was approximately $38,726,000 based on the average quoted market prices of $17.00 on the five days before and five days after the acquisition date. The securities have been reflected in the opening balance sheet of the Company at fair value and the discount from the face value is being amortized using the constant yield to maturity method of amortization over 25 years to the maturity date. Deferred taxes have been recorded on the discount amount.

Distributions of interest on the Trust Securities are payable monthly in arrears by the Trust.

The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right to certain other indebtedness of the Company. Currently, the company does not have any indebtedness outstanding which rank equal to or junior to such securities. The Company may and its more senior lenders will, if certain their loan covenants are not met, require the deferral of the payment of interest on the Subordinated Debentures. The deferral of interest can be done for a period not to exceed 60 consecutive months with no change in the rights of the lenders. If interest payments on the Subordinated Debentures are so deferred, distributions on the Trust Securities will also be deferred. During any such deferral period, interest on the Subordinated Debentures and distributions on the Trust Securities will accrue and compound monthly and, subject to certain exceptions, the Company may not declare or pay distributions on its capital or debt securities that rank equal to or junior to the Subordinated Debentures.

The Trust Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature in total on April 15, 2028, but may be redeemed at the option of the Company at any time. The Company effectively provides a full and unconditional guarantee of the Trusts’ obligations under the Trust Securities to the extent that the Trust has funds sufficient to make such payments.

Commitments

The Company leases office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2006. The future minimum annual lease payments under these non-cancelable operating leases are as follows:

Year Ended June 30,	Amount

2004	$658,000
2005	531,000
2006	185,000

$1,374,000

Critical Accounting Policies

The preparation of financial statements requires the adoption and implementation of accounting policies and the use of assumptions and estimates in their presentation. The accounting policies and uncertainties, judgments and estimates make it likely that materially different amounts would be reported under different conditions and different assumptions.

The Company has included below a discussion of the more critical accounting policies that are affected by the significant judgments and estimates used in the preparation of the financial statements, how such policies are applied, and how results differing from the estimates and assumptions would affect the amounts presented in the financial statements. Other accounting policies also have a significant effect on the financial statements, and some of these policies also require the use of estimates and assumptions.

Allowance for Doubtful Accounts Receivable. The Company maintains an allowance for doubtful accounts receivable, which represents the potential estimated losses resulting from the inability of customers to make required payments for amounts owed. The allowance is estimated based on historical experience of write-offs, the level of past due amounts and information known about specific customers with respect to their ability to make payments at the balance sheet date. If the financial condition of the Company’s customers were to change, resulting in an impairment or improvement in their ability to make payments, additional allowances may be required or allowances may be reduced.

Inventories. The Company records inventory reserves for estimated obsolescence of inventory equal to the difference between the cost of inventory owned and the estimated market value. Market value is based upon the age of specific inventory on hand and assumptions about future demand and market conditions. If actual market conditions for the sale of the inventory are less favorable than those anticipated by management, additional reserves may be required.

Accrued Expenses. The Company records its estimated costs for customer rebates and co-op adverting, freight and commission expenses as the related sales occur during the year. These accruals involve the use of estimates as to the expected program costs and the expected sales levels. If the program costs and / or the expected sales levels were to change from the estimates used in the accrual process, the accrued amounts might be either overstated or understated.

Goodwill. The Company under the purchase method has incurred costs in excess of the value of net assets acquired which has been recorded as goodwill. Goodwill is tested for impairment by comparing the carrying value of the assets to their fair value. The fair value of the assets could vary significantly over time and different assumptions and estimates will result in different valuations.

Deferred Income Taxes. The Company records deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established.

Inflation

Inflation has historically not had a material effect on the Company’s operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate revolving credit line and term debt, the Company is exposed to the risk of rising interest rates. The Company also has minor exposure to changes in foreign exchange rates. The following table provides information on the Company’s fixed maturity debt as of December 31, 2003 that are sensitive to changes in interest rates.

The Revolving Credit Facility with Wells Fargo Foothill, Inc had an interest rate of 5.25% for the period ended December 31, 2003	$7.2 million

The Term Loan A with CapitalSource Finance, LLC had an interest rate of 10.0%for the period ended December 31, 2003	$13.8 million

The Term Loan B with CapitalSource Finance, LLC had an interest rate of 13.0% for the period ended December 31, 2003	$9.6 million

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 2. Changes of Securities and Use of Proceeds.

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     31.1 Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 implementing Section 302 of the Sarbanes-Oxley act of 2002.

     31.2 Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 implementing Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

     32.2 Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b)  A report on Form 8-K was filed during the quarter ended December 31, 2003.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 17, 2004
Easy Gardener Products, Ltd.
(Registrant)

	By:	/s/ Richard M. Grandy Richard M. Grandy Manager / CEO

	By:	/s/ Richard M. Kurz Richard M. Kurz Manager/ CFO