Form 10-Q
period 2004-03-31
EASY GARDENER PRODUCTS LTD
filed 2004-05-14
CIK 1210936

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from ___________________ to ___________________

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

                                 (254) 753-5353
              (Registrant's Telephone Number, Including Area Code)

Indicate by check whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes |X|       No |_|

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                              Yes |_|       No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Not applicable, registrant is a limited partnership

Part I. - Financial Information

Item 1. - Consolidated Financial Statements

Consolidated balance sheets as of March 31, 2004 (Unaudited)                 1-2
and June 30, 2003 (Predecessor)

Consolidated statements of operations for the three months ended               3
March 31, 2004 and the three months ended March 31, 2003
(Predecessor) (Unaudited)

Consolidated statements of operations for the five months ended                4
March 31, 2004 and the four months ended October 31, 2003
(Predecessor) and the nine months ended March 31, 2003
(Predecessor) (Unaudited)

Consolidated statements of cash flows for the five months ended              5-6
March 31, 2004 and the four months ended October 31, 2003
(Predecessor) and the nine months ended March 31, 2003
(Predecessor) (Unaudited)

Notes to consolidated financial statements                                  7-14

Item 2. - Management's Discussion and Analysis of Financial                15-25
Condition and Results of Operations

Item 3. - Quantitative and Qualitative Disclosures About Market Risk          26

Item 4. - Controls and Procedures                                             26

Part II. - Other Information

Item 2. - Changes of Securities and Use of Proceeds                           26

Item 5. - Other Information                                                   26

Item 6. - Exhibits and Reports on Form 8-K                                 26-29

Signatures                                                                    29

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

                                                                 March 31, 2004
                                                                   (Unaudited)       June 30, 2003
                                                                 --------------      -------------
                                                                                     (Predecessor)
Assets

Current
     Cash and cash equivalents                                    $    512,000        $   822,000
     Accounts receivable, less allowance for doubtful
         accounts of $247,000 and $630,000                          23,911,000         24,467,000
     Inventories                                                     6,824,000          9,138,000
     Prepaid expenses and other current assets                         670,000            721,000
     Refundable income taxes                                                --            137,000
     Deferred tax asset                                                     --            385,000
     Current assets of discontinued operations                              --             62,000
-------------------------------------------------------------------------------------------------

Total Current Assets                                                31,917,000         35,732,000

Property and Equipment, net                                          4,290,000          4,018,000

Intangible Assets
     Goodwill                                                       51,992,000         49,878,000
     Deferred financing costs, net of accumulated
         amortization of $137,000 and $969,000                       1,504,000          3,975,000
     Non-compete agreements, net of accumulated
         amortization of $224,000 and $855,000                       1,651,000            744,000
     Package tooling costs, net of accumulated
         amortization of $211,000 and $1,956,000                     1,015,000          1,204,000
     Product rights, patents and trademarks, net of
         accumulated amortization of $514,000 and $213,000          17,592,000            467,000
-------------------------------------------------------------------------------------------------

Total Intangible Assets                                             73,754,000         56,268,000

Officer Receivables                                                         --            512,000

Other Assets                                                            38,000             29,000
-------------------------------------------------------------------------------------------------

Total Assets                                                      $109,999,000        $96,559,000
=================================================================================================

                    See accompanying notes to consolidated financial statements.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                                     Consolidated Balance Sheets
================================================================================

                                                                 March 31, 2004
                                                                   (Unaudited)       June 30, 2003
                                                                 --------------      -------------
                                                                                     (Predecessor)
Liabilities and Partners' Capital/Stockholders' (Deficit)
Current
     Revolving credit facility                                    $  9,287,000        $15,085,000
     Accounts payable                                               10,375,000          8,954,000
     Accrued rebates                                                   981,000          1,433,000
     Accrued commissions                                               824,000          1,074,000
     Accrued co-op advertising                                         440,000            774,000
     Accrued expenses                                                1,178,000          1,786,000
     Current portion of long-term debt                               1,458,000         12,142,000
     Current liabilities of discontinued operations                         --             16,000
-------------------------------------------------------------------------------------------------

Total Current Liabilities                                           24,543,000         41,264,000

Revolving Credit Facility                                            6,000,000                 --
Long-Term Debt                                                      26,150,000                 --
Deferred Tax Liability                                               9,990,000            239,000
Company Obligated Mandatorily Redeemable
     Preferred Securities of Subsidiary Trust Holding
     Solely Junior Subordinated Debentures                          40,822,000         57,092,000
-------------------------------------------------------------------------------------------------

Total Liabilities                                                  107,505,000         98,595,000

Partners' Capital/Stockholders' (Deficit)
     Preferred stock, 1,000,000 shares authorized and unissued                                 --
     Common stock, $0.001 par value - shares authorized,
         75,000,000; 21,642,000 shares issued                               --             22,000
     Additional paid-in capital                                             --         52,470,000
     Partners' Capital                                               2,675,000                 --
     Partners' loss/ (Retained deficit)                               (181,000)       (41,700,000)
-------------------------------------------------------------------------------------------------
                                                                     2,494,000         10,792,000

Less: Treasury Stock, 3,890,000 shares at cost                              --        (12,828,000)
-------------------------------------------------------------------------------------------------
Total Partners' Capital/Stockholders' (Deficit)                      2,494,000         (2,036,000)
-------------------------------------------------------------------------------------------------
Total Liabilities and Capital                                     $109,999,000        $96,559,000
=================================================================================================

                    See accompanying notes to consolidated financial statements.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                           Consolidated Statements of Operations

================================================================================

                                            Three Months Ended   Three Months Ended
                                                 March 31,            March 31,
                                                   2004                 2003
                                                 Unaudited           Unaudited
                                            ------------------   ------------------
                                                                    (Predecessor)
Gross Sales                                    $ 28,786,000         $ 27,541,000
Sales Adjustments                                 3,698,000            3,505,000
--------------------------------------------------------------------------------
Net Sales                                        25,088,000           24,036,000
Cost of Sales                                    13,633,000           12,758,000
--------------------------------------------------------------------------------
Gross Profit                                     11,455,000           11,278,000
Operating Expenses
      Selling and shipping                        4,839,000            5,413,000
      General and administrative                  1,371,000            2,028,000
      Depreciation and amortization                 560,000              454,000
--------------------------------------------------------------------------------
Total Operating Expenses                          6,770,000            7,895,000
--------------------------------------------------------------------------------
Income from Continuing Operations                 4,685,000            3,383,000
Other Expenses
      Refinancing and transaction costs                  --             (116,000)
      Interest expense, net                      (2,628,000)          (1,998,000)
--------------------------------------------------------------------------------
Income from Continuing Operations
       Before Income Tax                          2,057,000            1,269,000
Income Tax Expense                                 (766,000)              (3,000)
--------------------------------------------------------------------------------
Income from Continuing Operations                 1,291,000            1,266,000
Discontinued Operations -
      Loss from discontinued operations                  --              (41,000)
--------------------------------------------------------------------------------
Net Income                                     $  1,291,000         $  1,225,000
================================================================================

                    See accompanying notes to consolidated financial statements.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                           Consolidated Statements of Operations

================================================================================

                                            Five Months          Four Months          Nine Months
                                               Ended                Ended                Ended
                                             March 31,           October 31,           March 31,
                                               2004                 2003                 2003
                                            (Unaudited)          (Unaudited)          (Unaudited)
                                            -----------          -----------          -----------
                                                                (Predecessor)        (Predecessor)
Gross Sales                                $ 38,238,000         $ 21,702,000         $ 58,193,000
Sales Adjustments                             5,652,000            4,229,000            8,655,000
-------------------------------------------------------------------------------------------------
Net Sales                                    32,586,000           17,473,000           49,538,000
Cost of Sales                                18,372,000           10,953,000           28,111,000
-------------------------------------------------------------------------------------------------
Gross Profit                                 14,214,000            6,520,000           21,427,000
Operating Expenses
      Selling and shipping                    6,986,000            5,838,000           12,969,000
      General and administrative              2,238,000            2,557,000            6,108,000
      Depreciation and amortization             943,000              431,000            1,290,000
-------------------------------------------------------------------------------------------------
Total Operating Expenses                     10,167,000            8,826,000           20,367,000
-------------------------------------------------------------------------------------------------
Income (Loss) from Continuing Operations      4,047,000           (2,306,000)           1,060,000
Other Expenses
      Refinancing and transaction costs              --             (159,000)          (4,179,000)
      Interest expense, net                  (4,220,000)          (2,868,000)          (5,658,000)
-------------------------------------------------------------------------------------------------
Loss from Continuing Operations
      Before Income Tax                        (173,000)          (5,333,000)          (8,777,000)
Income Tax Expense                               (8,000)             (44,000)            (111,000)
-------------------------------------------------------------------------------------------------
Loss from Continuing Operations                (181,000)          (5,377,000)          (8,888,000)
Discontinued Operations -
      Loss from discontinued operations              --              (75,000)          (1,234,000)
-------------------------------------------------------------------------------------------------
Net Loss                                   $   (181,000)        $ (5,452,000)        $(10,122,000)
=================================================================================================

                    See accompanying notes to consolidated financial statements.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

                                                                     Five Months          Four Months         Nine Months
                                                                        Ended                Ended               Ended
                                                                      March 31,           October 31,          March 31,
                                                                         2004                 2003               2003
                                                                      Unaudited            Unaudited           Unaudited
                                                                     -----------          -----------         -----------
                                                                                         (Predecessor)       (Predecessor)
Cash Flows from Operating Activities:
     Net loss from continuing operations                            $   (181,000)        $ (5,377,000)        $(8,888,000)
     Adjustments to reconcile net loss from continuing
          operations to net cash provided by operating
          activities:
              Depreciation and amortization                            1,593,000              886,000           2,374,000
              Trust Preferred interest applied
                    against option price and PIK interest                590,000               75,000             164,000
              Write-off of deferred financing costs and
                    discounts                                                 --                   --           1,928,000
              Compensation related to stock options                           --               40,000              90,000
              Changes in operating assets and liabilities:
                   Accounts receivable                               (14,331,000)          14,509,000          (1,018,000)
                   Inventories                                          (307,000)             492,000          (4,475,000)
                   Deferred taxes                                         (1,000)                  --                  --
                   Prepaid expenses and other current assets             (55,000)              51,000             111,000
                   Accounts payable and accrued expenses               3,670,000           (3,511,000)          4,924,000
                   Refundable income taxes                                    --                   --             268,000
                   Other assets                                          (31,000)              50,000               3,000
-------------------------------------------------------------------------------------------------------------------------

Net Cash Provided By (Used in) Operating
Activities                                                            (9,053,000)           7,215,000          (4,519,000)
-------------------------------------------------------------------------------------------------------------------------

Cash Flows from Investing Activities:
     Payments related to purchase of business                                 --                   --             (17,000)
     Purchase of property and equipment                                 (121,000)             (91,000)           (707,000)
     Purchase of intangibles                                            (144,000)             (76,000)           (427,000)
-------------------------------------------------------------------------------------------------------------------------

Net Cash Used in Investing Activities                                   (265,000)            (167,000)         (1,151,000)
=========================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

                                                              Five Months         Four Months         Nine Months
                                                                 Ended               Ended               Ended
                                                               March 31,          October 31,          March 31,
                                                                 2004                2003                 2003
                                                               Unaudited           Unaudited           Unaudited
                                                              -----------         -----------         -----------
                                                                                 (Predecessor)        (Predecessor)
Cash Flows from Financing Activities:
     Deferred financing costs                                $    (29,000)        $  (227,000)        $ (1,974,000)
     Net (payments) proceeds on lines-of-credit                10,017,000          (6,736,000)           4,977,000
     Proceeds from long-term debt                                      --                  --           12,000,000
     Principal payments on long-term debt                        (625,000)            (21,000)          (8,616,000)
------------------------------------------------------------------------------------------------------------------

Net Cash Provided by (Used In) Financing Activities             9,363,000          (6,984,000)           6,387,000
------------------------------------------------------------------------------------------------------------------

Net increase in cash and cash equivalents from
     continuing operations                                         45,000              64,000              717,000
Cash provided by (used in) discontinued operations                     --             (14,000)            (457,000)
------------------------------------------------------------------------------------------------------------------
Net increase (decrease)  in cash and cash equivalents              45,000              50,000              260,000

Cash and Cash Equivalents, beginning of period                    467,000             822,000              219,000
------------------------------------------------------------------------------------------------------------------

Cash and Cash Equivalents, end of period                     $    512,000         $   872,000         $    479,000
------------------------------------------------------------------------------------------------------------------

Supplemental Disclosure of Cash Flow
Information
     Cash paid for interest                                  $  3,625,000         $ 2,654,000         $  5,556,000
     Cash received for taxes - net                                 78,000              36,000              157,000
==================================================================================================================

                    See accompanying notes to consolidated financial statements.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

General

      Effective November 1, 2003, Easy Gardener Products, Ltd., the Company, acquired substantially all of the operating assets and assumed substantially all of the liabilities of U.S. Home & Garden Inc., the Seller. These assets comprised approximately 99% of the consolidated sales, 98% of the consolidated assets and 99% of the consolidated liabilities of the Seller and represent all of the operations of the Company.

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

      The accompanying consolidated financial statements included the consolidated balance sheet of the Company at March 31, 2004 and the consolidated statement of operations, and cash flows for the five months ended March 31, 2004. The consolidated statement of cash flows for the five months ended March 31, 2004 does not include the acquisition of assets and the assumption of liabilities and the incurring of debt described in footnote 5. The accompanying consolidated financial statements include the previously issued consolidated balance sheet of U.S. Home & Garden Inc. at June 30, 2003 and the consolidated statements of operations and cash flows for the nine months ended March 31, 2003. The accompanying consolidated financial statements also include the consolidated statements of operations and cash flows for the four months ended October 31, 2004 for U. S. Home & Garden Inc. before transaction costs and the gain on the sale of the operations. The U.S. Home & Garden Inc. consolidated financial statements described above and included herein are referred to as "Predecessor" financial statements.

1. The accompanying consolidated financial statements at March 31, 2004 and for the five months ended March 31, 2004 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the five months ended March 31, 2004 are not necessarily indicative of the results of operations for a full year.

2. Please refer to the audited consolidated financial statements of U.S. Home & Garden Inc. for the year ended June 30, 2003, for details of accounting policies and detailed notes to the predecessor consolidated financial statements.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

3.    Inventories consist of:

                                        March 31, 2004         June 30, 2003
      ----------------------------------------------------------------------
                                                               (Predecessor)

      Raw materials                       $2,011,000            $4,834,000
      Finished goods                       4,813,000             4,304,000
      --------------------------------------------------------------------

                                          $6,824,000            $9,138,000
      ====================================================================

4. All shipping and handling expenses are included in the selling and shipping caption and totaled approximately $1,917,000 and $1,936,000 for the three months ended March 31, 2004 and three months ended March 31, 2003, respectively, and $2,673,000, $2,075,000, and $4,369,000 for the
      five months ended March 31, 2004, the four months ended October 31, 2003 and the nine months ended March 31, 2003, respectively.

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

      The aggregate purchase price was $14,414,000 which includes expenses of $1,670,000, the cost of an agreement not to talk of $1,250,000 and $11,494,000 to the seller of which $1,600,000 was a subordinated note. The Company also assumed debt of the Seller having a fair value of $67,196,000 and accounts payable and accrued expenses of the Seller of $11,112,000 and recorded deferred taxes on certain fair value adjustments of $3,809,000. Deferred taxes related to the discount to arrive at the fair value of assumed debt have been included in deferred taxes. The total purchase price including the assumption of debt was $96,531,000.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

      The following table summarized the estimated fair values of assets acquired and liabilities assumed and new debt incurred at the date of the acquisition.

      Current assets                                         $ 17,176,000
      Property and equipment                                    4,701,000
      Intangible assets acquired                               21,063,000
      Deferred financing costs                                  1,592,000
      Goodwill                                                 51,992,000
      Other assets                                                  7,000
      -------------------------------------------------------------------
           Total assets acquired                               96,531,000
      -------------------------------------------------------------------
      Accounts Payable & Accruals assumed                      11,112,000
      Deferred taxes                                            3,809,000
      Debt assumed                                             67,196,000
      -------------------------------------------------------------------

      Purchase Price                                           14,414,000
      Accounts Payable & Accruals assumed paid at close           988,000
      Debt incurred, net                                      (12,727,000)
      -------------------------------------------------------------------
      Cash                                                   $  2,675,000
      ===================================================================

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

      The Company assumed no residual value in the computation of the amortization of these intangible assets. Total amortization was $654,000 and $442,000 for the three months ended March 31, 2004 and the three months ended March 31, 2003, respectively and $1,066,000, $531,000, and $1,214,000 for the five months ended March 31, 2004, the four months ended October 31, 2003 and nine months ended March 31, 2003, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

           Year ended June 30,                         Amount
           ---------------------------------------------------
                  2004                              $1,752,000
                  2005                               2,252,000
                  2006                               2,169,000
                  2007                               2,169,000
                  2008                               2,169,000

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

      The Company assigned $51,992,000 of the purchase price of the acquired operations to goodwill which is not being amortized but will be subject to testing for impairment losses. The Company did not recognize an impairment loss or include goodwill in the disposal of the operations relating to the single segment in which the Company operates. Of the total goodwill balance, the Company expects approximately two-thirds to be deductible for tax purposes.

      The amounts assigned to assets and liabilities acquired and the related computation of amortization are based on preliminary estimates and are subject to change when the Company completes its valuation of these assets and liabilities which is expected to be completed so that any adjustments will be reflected in the June 30, 2004 financial statements.

6. The following unaudited pro forma financial information presents a summary of the consolidated results of operations of the Company as if the purchase of the operations had occurred at the beginning of the periods presented.

                                            Four Months         Three Months        Nine Months
                                               Ended               Ended               Ended
                                            October 31,          March 31,           March 31,
                                               2003                2003                2003
                                           -------------       -------------       -------------
                                           (Predecessor)       (Predecessor)       (Predecessor)
      Net Sales                            $ 17,258,000         $23,934,000        $ 49,189,000
      Gross Margin                            6,367,000          11,210,000          21,183,000
      Income (Loss) from operations          (1,774,000)          3,623,000           2,253,000
      Net income (loss)                    $ (5,000,000)        $ 1,084,000        $ (5,254,000)

      These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments to reflect only the operations acquired and adjustments for interest expense and amortization of intangible assets acquired in the purchase. Excluded from the pro forma net loss are the expenses of the Seller related to its refinancing of debt and costs associated with the sale of the seller's assets of $159,000, $116,000 and $4,179,000 for the four months ended October 31, 2003, the three months ended March 31, 2003 and nine months ended March 31, 2003, respectively. Also excluded from the pro forma net loss are the costs of the Seller related to discontinued operations which were not acquired by the Company of $75,000, $41,000 and $1,234,000 for the four months ended October 31, 2003, the three months ended March 31, 2003 and nine months ended March 31, 2003, respectively.

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

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

7. The Company and its parent, EYAS International, Inc., and their subsidiaries entered into four credit arrangements on October 29, 2003 to finance the acquisition of the operations and to provide working capital. The Company also assumed from the Seller a Mandatorily Redeemable Preferred Securities Trust Holding Solely Junior Subordinated Debentures.

      The first credit facility is the amended and restated Loan and Security Agreement with Wells Fargo Foothill, Inc., which is a three year asset based lending revolving credit facility. This facility has a maximum borrowing level of $25 million, which is limited based upon having eligible accounts receivable and inventory. Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 2.75%, but not less than 5.25%. The facility has various covenants including minimum EBITDA, minimum EBITDA to pay Trust Preferred interest, a Funded Senior Debt Ratio, a Fixed Charge Coverage Ratio, and limits on Capital Expenditures. The facility has a term ending October 29, 2006 and is secured by all of the assets of the Company and it's parents and subsidiaries.

      On April 27, 2004 the Company and its parents and subsidiaries entered into a new senior credit facility replacing the Wells Fargo Foothill, Inc. facility described in the previous paragraph. The new facility is with the La Salle Business Credit, L.L.C. who is the Agent for and one of the lenders on the facility. The new asset based lending revolving credit facility has an original term of three years and then is automatically renewable from year to year at the option of the lenders and borrower. The facility has a maximum borrowing level of $25 million. The facility is secured by all the assets of the Company and it's parents and subsidiaries. The actual borrowing level is limited based upon having eligible accounts receivable, inventory and for parts of the year, the seasonal availability amount. Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 3.25%. The new facility has various financial covenants identical to the replaced facility including minimum EBITDA, minimum EBITDA to pay Trust Preferred interest, a Fixed Charge Coverage Ratio, a Funded Senior Debt Ratio/Leverage Ratio and limits on Capital Expenditures.

      The second credit facility is with CapitalSource Finance LLC and includes two term loans. Term Loan A in the amount of $14,315,000 of which $14,000,000 has been borrowed and Term Loan B in the amount of $9,713,750 of which $9,500,000 has been borrowed. Both Term Loans A and B mature on October 29, 2008 and are secured by all of the assets of the Company and it's parents and subsidiaries. Term Loan A bears interest at the greater of 5.75% over the prime rate or 10% and has monthly repayment of principal of $104,167 per month in year one growing to $312,500 per month in year five. The principal repayment schedule has the loan principal fully repaid at maturity. Term Loan B bears interest at the greater of 8.75% over the prime rate or 13% plus 7.0% of non-cash interest which is to be paid at the maturity of Term Loan B. Term Loans A and B also require mandatory pre-payments of the excess cash flow as defined in the loan agreements. The principal reduction ranges from 25% to 50% of the excess cash flow generated by the Company. The facility has financial covenants identical to those of the revolving credit facility described above.

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

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

      note gives the holder of the note the right to convert the note plus accrued interest into a 49% ownership interest in the Company.

      The Mandatorily Redeemable Preferred Securities Trust Holding Solely Junior Subordinated Debentures assumed from the Seller includes 78,000 common securities with a liquidation value of $25 per common share and 2,530,000 of 9.40% Cumulative Trust Preferred Securities with a liquidation value of $25 per security due April 15, 2008. The Seller had previously redeemed 251,981 shares of such securities. The previously redeemed shares were acquired by the Company leaving 2,278,019 shares outstanding with a face value of $57,092,000. The Company has entered into two agreements with a prior lender of U.S. Home & Garden, Inc. giving the prior lender the rights to acquire up to 189,750 of such redeemed shares. Under the first agreement, the prior lender can purchase up to 94,875 shares of the redeemed shares at an exercise price of $9.00 per share. Under the second agreement, the prior lender is forgoing monthly cash interest on an additional 94,875 of the redeemed shares until the exercise price of such shares is reduced to $0 at which point the underlying securities will be transferred to the prior lender and cash interest will begin being paid to the prior lender on such securities. The exercise price on these securities at the date of purchase of the operations was $4.30 and is reduced by approximately $.20 each month. The options expire on May 19, 2009. The fair value of the total 189,750 options granted have been reflected at the average quoted market price of $17.00 per share reduced by the proceeds to be received on the exercise of the options of $1,262,000. The $17.00 per share calculation is described in the second following paragraph.

      During the quarter ended March 31, 2004, the prior lender of U.S. Home & Garden, Inc. exercised their right under the first option agreement, to acquire 94,875 shares of the Mandatorily Redeemable Preferred Securities at an exercise price of $9.00 per share. The option agreement provided for a cashless exercise which was used for this transaction. The Company received back 37,620 shares of the option securities, which based on the market value of such shares at the exercise date of $22.70 per share, represents the total exercise price of the option of $854,000. The 37,620 shares are now reflected as Treasury shares owned by the Company and are reflected as a reduction in the obligation for the Mandatorily Redeemable Preferred Securities.

      The fair value of the Mandatorily Redeemable Preferred Securities at the acquisition date including the optioned shares but excluding treasury shares was approximately $41,952,000 based on the average quoted market prices of $17.00 on the five days before and five days after the acquisition date. This amount has been reduced by the proceeds to be received on the exercise of options totaling $1,262,000. The securities have been reflected in the opening balance sheet of the Company at fair value and the discount from the face value is being amortized using the constant yield to maturity method of amortization over 25 years to the maturity date. Deferred taxes have been recorded on the discount amount. The amortization of discount for the five months ended March 31, 2004 was $39,000. As a result of the exercise of options described in the preceding paragraph, the number of treasury shares increased 37,620 shares with a value of $854,000 and the amount due of the exercise of the options was reduced by an equal amount. As a result of the foregoing of monthly cash interest as described in the second preceding paragraph, the amount due at the exercise of the options was reduced by the forgone interest of $93,000.

      Distributions of interest on the Trust Securities are payable monthly in arrears by the Trust.

      The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right to certain other indebtedness of the Company. Currently, the company does not have any

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

      indebtedness outstanding which rank equal to or junior to such securities. The Company may and its more senior lenders will, if certain of their loan covenants are not met, require the deferral of the payment of interest on the Subordinated Debentures. The deferral of interest can be done for a period not to exceed 60 consecutive months with no change in the rights of the lenders. If interest payments on the Subordinated Debentures are so deferred, distributions on the Trust Securities will also be deferred. During any such deferral period, interest on the Subordinated Debentures and distributions on the Trust Securities will accrue and compound monthly and, subject to certain exceptions, the Company may not declare or pay distributions on its capital or debt securities that rank equal to or junior to the Subordinated Debentures.

      The Trust Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature in total on April 15, 2028, but may be redeemed at the option of the Company at any time. The Company effectively provides a full and unconditional guarantee of the Trusts' obligations under the Trust Securities to the extent that the Trust has funds sufficient to make such payments.

8. In June 2002, U.S. Home & Garden Inc., the "Predecessor" company, announced that it was discontinuing the operations conducted through its subsidiary Weed Wizard Acquisition Corp. ("Weed Wizard") effective September 30, 2002.

      Revenues for Weed Wizard for the three months and nine months ended March 31, 2003 were not material. U.S. Home & Garden Inc. had a net loss from the discontinued operations of Weed Wizard of $75,000 for the four months ended October 31, 2003, and the net losses were $41,000 and $1,234,000 for the three months and nine months ended March 31, 2003, respectively.

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

      The assets and liabilities of discontinued Egarden operations reported in the consolidated balance sheets of U.S. Home & Garden Inc. (Predecessor) consist of the following:

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

================================================================================

                                                             June 30, 2003
                                                             -------------
                                                             (Predecessor)

      --------------------------------------------------------------------
                                                                     Total
      --------------------------------------------------------------------

      Current Assets:
      Cash and cash equivalents                                    $62,000
      --------------------------------------------------------------------

      Total Current Assets                                         $62,000
      ====================================================================

      Current Liabilities:
      Accrued expenses                                             $16,000
      --------------------------------------------------------------------

      Total Current Liabilities                                    $16,000
      ====================================================================

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for the Company's future activities. Such forward-looking information involves important known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of the Company.

These risks and uncertainties include, but are not limited to, those relating to the Company's growth strategy, customer concentration, outstanding indebtedness, changes in interest rates, ability to service debt, dependence on weather conditions, seasonality, expansion and activities of competitors, ability to successfully introduce new products and product lines, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, and the general condition of the economy and its effect on the securities markets and other risks detailed in the Company's other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

Easy Gardener Products, Ltd., ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its owned operations and through its wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. and Easy Gardener UK Ltd. These operations were acquired from U.S. Home & Garden Inc. effective November 1, 2003. In accordance with the requirements of purchase accounting, all acquired assets and liabilities were restated to reflect their respective fair values at the date of purchase. As a result of the acquisition, the Company recorded $21,063,000 of acquired intangible assets, $16,000,000 was assigned to brand values having an estimated useful life of fifteen years, $1,650,000 was assigned to trademarks and patents having an estimated useful life of twelve years, $1,875,000 was assigned to non-compete agreements having a weighted average useful life of 8 years, $1,082,000 was allocated to package design having a useful life of three years and $456,000 was allocated to product rights with a useful life of fifteen years. The Company assigned $51,992,000 of the purchase price of the acquired operations to goodwill which is not being amortized but will be subject to testing for impairment losses. The amounts assigned to assets and liabilities acquired and the related computation of amortization are based on preliminary estimates and are subject to change when the Company completes its valuation of these assets and liabilities which is expected to be completed so that any adjustments will be reflected in the June 30, 2004 financial statements.

The acquisition of the operations comprised approximately 99% of the consolidated sales, 98% of the consolidated assets and 99% of the consolidated liabilities of the Seller, U. S. Home & Garden Inc. The accompanying consolidated financial statements also include the previously issued consolidated balance sheet of U. S . Home & Garden Inc. at June 30, 2003 and the consolidated statements of operations for the three and nine months ended March 31, 2003 and the consolidated statement of cash flows for the nine months ended March 31, 2003. The accompanying consolidated financial statements also include the consolidated statements of operations of U.S. Home & Garden, Inc. for the four months ended October 31, 2003 before transaction costs and the gain on the sale of the operations. The U.S. Home & Garden Inc. consolidated financial statements described above and included herein are referred to as "Predecessor" financial statements.

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

Seasonality

The Company's sales are seasonal due to the nature of the lawn and garden business. The Company's seasonality generally parallels the annual growing season. The Company's sales and shipping are usually most active from late March through May when home lawn and garden customers are purchasing supplies for spring planting and retail stores are replenishing their inventory of lawn and garden products. These patterns are effected by a number of events; weather being the largest single event. The buying pattern of retailers, including the Company's retail customers, is changing. Retailers are buying enough product to begin the season just prior to the beginning of the season and stores are replenishing their inventory when sales are made by them rather than buying large quantities of inventory in advance of the selling season. Sales typically decline in mid-summer.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of gross sales:

                                               Three Months     Three Months      Five Months      Four Months     Nine Months
                                                  Ended             Ended            Ended            Ended           Ended
                                                March 31,         March 31,        March 31,       October 31,      March 31,
                                                   2004             2003             2004             2003            2003
                                               -----------------------------      --------------------------------------------
                                                                Predecessor                       Predecessor      Predecessor
Gross sales                                       100.0%           100.0%           100.0%           100.0%           100.0%
Sales adjustments                                  12.8             12.7             14.8             19.5             14.9
                                                  -----------------------         -------------------------------------------
Net sales                                          87.2             87.3             85.2             80.5             85.1
Cost of sales                                      47.4             46.3             48.0             50.5             48.3
                                                  -----------------------         -------------------------------------------
Gross profit                                       39.8             41.0             37.2             30.0             36.8
Selling and shipping expenses                      16.8             19.7             18.3             26.9             22.3
General and administrative expenses                 4.8              7.4              5.9             11.8             10.5
Depreciation and amortization                       1.9              1.6              2.4              2.0              2.2
                                                  -----------------------         -------------------------------------------
Income (Loss) from operations                      16.3             12.3             10.6            (10.7)             1.8
Refinance and transaction costs                      --             (0.4)              --             (0.7)            (7.2)
Interest expense, net                              (9.1)            (7.3)           (11.0)           (13.2)            (9.7)
                                                  -----------------------         -------------------------------------------
Income (Loss) from continuing
    operations before income
    taxes                                           7.2              4.6             (0.4)           (24.6)           (15.1)
Income taxes                                       (2.7)              --               --             (0.2)            (0.2)
                                                  -----------------------         -------------------------------------------
Income (Loss) from continuing operations            4.5              4.6             (0.4)           (24.8)           (15.3)
Loss from discontinued operations                    --             (0.1)              --             (0.3)            (2.1)
                                                  =======================         ===========================================
Net income (loss)                                   4.5%             4.5%            (0.4%)          (25.1%)          (17.4%)
                                                  =======================         ===========================================

Overview

With changes in the Company's customers buying patterns, where products are now purchased closer to the expected sales to the consumer, the Company's sales for the March 31, 2004 periods are up slightly. Continued pricing pressure from the Company's customers resulted in additional discounts and returns, rebates and allowances which have a negative impact on net sales and gross margin. Recent price increases in petroleum based products have negatively impacted material costs. Due primarily to a significant customer mandating the freight carriers we are required to use for shipping product to them and the decreasing average order size of their shipments, the Company continues to have increases in outbound freight costs. The Company has and is continuing to look for ways to reduce or eliminate the increase in outbound freight costs. Interest expense is a significant expenditure for the Company. Interest expense is also based upon variable interest rates for a substantial portion of the Company's debt. An increase in interest rates would have a negative impact on the Company's operating performance and cash flows.

Weather during the gardening season has the greatest impact on the Company's financial performance. Due to the seasonality of the Company's business as described above, a substantial portion of the Company's sales and cash flows are generated in the peak growing season of the year which are the March 31 quarter and most significantly the June 30 quarter.

The Company is focused on the consumers' demand for the products and works to enhance the current product offering and to introduce new products, which meet consumer needs. As a new Company with limited recent experience in new product development and with limited financial resources, the Company's ability to execute an aggressive new product development strategy to enhance operating results and cash flows is unknown.

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003 (Predecessor)

Gross sales. Gross sales were $28,786,000 for the three months, an increase of $1,254,000 or 4.5% as compared to the three months ended March 31, 2003 of $27,541,000. The increase in gross sales was the result of a shift in customers' buying patterns from buying before the growing season in December to closer to the beginning and throughout the gardening season, which are the March 31 quarter and most significantly the June 30 quarter. This shift is at least partially responsible for the growth in sales for the three months ended March 31, 2004.

Sales Adjustments. Sales adjustments were $3,698,000 for the three months ended March 31, 2004 an increase of $193,000 or 5.5% from the three months ended March 31, 2003 of $3,505,000. Sales adjustments include discounts, rebates, returns, and allowances. As a percentage of gross sales, sales adjustments were 12.8% for the three months ended March 31, 2004 compared to 12.7% for the comparable quarter in 2003.

Net sales. Net sales were $25,088,00 for the three months ended March 31, 2004, an increase of $1,052,000 or 4.4% from the three months ended March 31, 2003 of $24,036,000. Net sales increased as a result of increases in gross sales and offset in part by the increase in sales adjustments as described above.

Cost of sales. Cost of sales were $13,633,000 for the three months ended March 31, 2004, an increase of $875,000, or 6.9% from the three months ended March 31, 2003 of $12,758,000. Cost of sales increased as a result of the increase in gross sales and by increased material costs of $666,000, primarily purchase price increases, on a number of petroleum based products. Cost of sales as a percentage of gross sales increased to 47.4% during the three months ended March 31, 2004 from 46.3% during the comparable period in 2003.

Gross profit. Gross profit was $11,455,000 for the three months ended March 31, 2004 an increase of $177,000, or 1.6% from the three months ended March 31, 2003 of $11,278,000. Gross profit as a percentage of gross sales decreased to 39.8% during the three months ended March 31, 2003, from 41.0% during the comparable period in 2003. The increase in gross profit dollars results from the increase in gross sales offset in part by the increase in sales adjustments and material prices as noted above.

Selling and shipping expenses. Selling and shipping expenses were $4,839,000 for the three months ended March 31, 2004 a decrease of $574,000, or 10.6% from the three months ended March 31, 2003 of $5,413,000. The decrease in selling and shipping expenses was primarily attributable to decreased variable expenses for coop advertising of $144,000 and store service of $162,000 as well as decreased marketing costs of $160,000 and the elimination of costs incurred by the seller of $96,000 and reduction of other selling and shipping costs of $12,000 in the three months ended March 31, 2004. The decrease in coop advertising and store service is not expected to continue in future periods. As a percentage of gross sales, selling and shipping expenses decreased to 16.8% of gross sales during the three months ended March 31, 2004 from 19.7% during the comparable period in 2003.

General and administrative expenses. General and administrative expenses were $1,371,000 for the three months ended March 31, 2004 a decrease of $657,000, or 32.4% from the three months ended March 31, 2003 of $2,028,000. This decrease is a result of the elimination of the Seller's administrative costs for the three months ended March 31, 2004, which were not assumed by the Company and slightly lower retained costs. Such Seller expenses were $624,000 for the three months ended March 31, 2003. As a percentage of gross sales, general and administrative expenses decreased to 4.8% during the three months ended March 31, 2004 from 7.4% during the comparable period in 2003.

Depreciation and amortization. Depreciation and amortization expenses were $560,000 for the three months ended March 31, 2004 an increase of $106,000 or 23.3% from the three months ended March 31, 2003 of $454,000. This increase is primarily due to additional amortization of $345,000 related to the identifiable intangible assets acquired in the acquisition including product rights, patents and trademarks and the cost of an agreement not to talk that the Company began amortizing in November 2003, offset in part by some property and equipment becoming fully depreciated, which had a depreciation expense in the comparable 2003 period of $180,000 and the elimination of the Seller's depreciation and amortization expense of $59,000. As a percent of gross sales, depreciation and amortization expenses increased to 1.9% during the three months ended March 31, 2004 from 1.6% during the comparable period in 2003.

Income from continuing operations. Income from continuing operations was $4,685,000 for the three months ended March 31, 2004, an increase of $1,302,000 or 38.5% from the three months ended March 31, 2003 of $3,383,000. The increase in income from continuing operations was primarily due to increased gross profit and reduced selling and shipping and general and administrative expenses, offset in part by increased amortization expense as noted above. As a percentage of gross sales, income from operations increased to 16.3% for the three months ended March 31, 2004 from 12.3% during the comparable period in 2003.

Refinancing and transaction costs. The Seller incurred $116,000 in refinancing and transaction costs during the three months ended March 31, 2003. The transaction costs were related to the sale of operations to the Company. There were no such costs during the three months ended March 31, 2004.

Interest expense. Net interest expense was $2,628,000 for the three months ended March 31, 2004, an increase of $630,000, or 31.5% from the three months ended March 31, 2003 of $1,998,000. The increase in interest expense is related to an increase in debt due to the purchase of the operations by the Company. Of the interest expense incurred during the three months ended March 31, 2004, $388,000 is deferred and not currently due in cash. A substantial portion of the Company's interest expense is based upon variable interest rates. Increases in such interest rates would have a negative impact on operating performance and cash flow.

Income tax expense. Income tax expense of $766,000 for the three months ended March 31, 2004 increased $763,000 from the three months ended March 31, 2003 income tax expense of $3,000. The increase in income tax expense results from the Company not having a tax loss carry forward which the Seller had in the comparable period.

Discontinued Operations. Loss from discontinued operations of $41,000 was related to the Seller's Weed Wizard operation for the three months ended March 31, 2003. The decrease in loss from discontinued operations results from the Company not assuming any obligations related to Weed Wizard.

Net income. Net income was $1,291,000 for the three months ended March 31, 2004, an increase of $66,000, from the three months ended March 31, 2003 of $1,225,000. The increase in net income is due to the increase in income from continuing operations and the reduced refinancing and transaction costs and loss from discontinued operations, partially offset by the increase in interest and tax expense recorded in the three months ended March 31, 2003, as noted above.

Five Months Ended March 31, 2004 and Four Months Ended October 31, 2003 (Predecessor) Combined Compared to Nine Months Ended March 31, 2003 (Predecessor)

Gross sales. Gross sales were $38,238,000 for the five months ended March 31, 2004 and $21,702,000 for the four months ended October 31, 2003 for a combined nine month amount of $59,940,000, an increase of $1,747,000 or 3.0% as compared to the nine months ended March 31, 2003 of $58,193,000. Gross sales increased due to increases in units of product sold primarily to existing customers.

Sales adjustments. Sales adjustments were $5,652,000 for the five months ended March 31, 2004 and $4,229,000 for the four months ended October 31, 2003 for a combined nine month amount of $9,881,000, an increase of $1,226,000 or 14.2% as compared to the nine months ended March 31, 2003 of $8,655,000. Sales adjustments include discounts, rebates, returns, and allowances. Discounts and returns increased $948,000 during the nine months ended March 31, 2004 compared to the nine months ended March 31, 2003. A significant customer reached a higher sales level late in December 2003, allowing them an increase in rebate levels for all sales made to them in calendar year 2003 and for subsequent periods. This higher rebate level of approximately $430,000 was recorded in the three months ended December 31, 2003 while most of the sales were recorded in earlier quarters. Sales adjustments as a percentage of gross sales increased to 16.5% during the nine months ended March 31, 2004 up from 14.9% during the comparable period in 2003.

Net sales. Net sales were $32,586,000 for the five months ended March 31, 2004 and $17,473,000 for the four months ended October 31, 2003 for a combined nine month amount of $50,059,000, an increase of $521,000, or 1.1%, as compared to the nine months ended March 31, 2003 of $49,538,000. Net sales increased as a result of increases in gross sales offset by increase in sales adjustments as described above.

Cost of sales. Cost of sales of $18,372,000 for the five months ended March 31, 2004 and $10,953,000 for the four months ended October 31, 2003, for a combined nine month amount of $29,325,000 increased $1,214,000, or 4.3% as compared to the nine months ended March 31, 2003 of $28,111,000. The increase in cost of sales is primarily due to increased material costs, primarily purchase price increases on a number of petroleum based products. Cost of sales as a percentage of gross sales increased to 48.9% during the nine months ended March 31, 2004 up from 48.3% during the comparable period in 2003.

Gross profit. Gross profit of $14,214,000 for the five months ended March 31, 2004 and $6,520,000 for the four months ended October 31, 2003 for a combined nine month amount of $20,734,000, decreased $693,000, or 3.2%, as compared to the nine months ended March 31, 2003 of $21,427,000. Gross profit as a percentage of gross sales decreased to 34.6% during the nine months ended March 31, 2004, from 36.8% during the comparable period in 2003. This decrease in gross profit dollars and as a percentage of gross sales resulted from increased costs of certain petroleum based products and increased sales adjustments as noted above.

Selling and shipping expenses. Selling and shipping expenses of $6,986,000 for the five months ended March 31, 2004 and $5,838,000 for the four months ended October 31, 2003, for a combined nine month amount of $12,824,000 decreased $145,000, or 1.1% as compared to the nine months ended March 31, 2003 of $12,969,000. The decrease in expense was attributable to the elimination of costs incurred by the seller of $202,000 for the five months ended March 31, 2003 and reduced selling and marketing costs of $457,000, offset in part by an increase in outbound freight and handling costs of $514,000. As a percentage of gross sales, selling and shipping expenses decreased to 21.4% during the nine months ended March 31, 2004 from 22.3% during the comparable period in 2003.

General and administrative expenses. General and administrative expenses were $2,238,000 for the five months ended March 31, 2004 and $2,557,000 for the four months ended October 31, 2003, for a combined nine month amount of $4,795,000, a decrease of $1,313,000 or 21.5%, from the nine months ended March 31, 2003 of $6,108,000. The decrease is primarily a result of the elimination of the Seller's administrative costs, which aggregated $1,040,000 for the five months ended March 31, 2003, and by slightly lower costs retained by the Company. As a percentage of gross sales, general and administrative expenses decreased to 8.0% during the nine months ended March 31, 2004 from 10.5% during the comparable period in 2003.

Depreciation and amortization. Depreciation and amortization expenses were $943,000 for the five months ended March 31, 2004 and $431,000 for the four months ended October 31, 2003 for a combined nine month amount of $1,374,000, an increase of $84,000 or 6.5% from the nine months ended March 31, 2003 of $1,290,000. This increase is primarily due to additional amortization of $576,000 related to identifiable intangible assets acquired in the acquisition including product rights, patents and trademarks and the cost of an agreement not to talk that the Company began amortizing in November 2003, offset in part by some property and equipment becoming fully depreciated which had depreciation expense in the comparable 2003 period of $314,000 and the elimination of the Seller's depreciation and amortization expense of $178,000. As a percentage of gross sales, depreciation and amortization expenses increased slightly to 2.3% during the nine months ended March 31, 2004, compared to 2.2% during the nine months ended March 31, 2003.

Income (loss) from continuing operations. Income from continuing operations was $4,047,000 for the five months ended March 31, 2004 and a loss of $2,306,000 for the four months ended October 2003 for a combined nine month income of $1,741,000, an increase of $681,000 or 64.2% from the nine months ended March 31, 2003 of $1,060,000. The increase was primarily due to reduced selling and shipping and general and administrative expenses, offset in part by reduced gross profit and slightly higher depreciation and amortization as noted above. As a percentage of gross sales, income from operations increased to 2.9% for the combined nine months ended March 31, 2003 from 1.8% during the comparable period in 2003.

Refinancing and transaction costs. The Company incurred no refinancing and transaction costs for the five months ended March 31, 2004 while the Seller incurred such costs during the four months ended October 31, 2003 of $159,000, for a combined nine month amount of $159,000, a decrease of $4,020,000 or 96.2% as compared to the nine months ended March 31, 2003 of $4,179,000. Included in such prior year costs is a write-off of $1,928,000 for deferred financing costs and discounts, $1,668,000 of fees and expenses related to the replaced financing arrangements entered into in October 2002 and $583,000 of transaction costs related to the sale of the operations to the Company. The transaction costs incurred in October 2003 by the Seller were reflected in the gain on the sale of the transaction and not reflected in the income statement presented herein, which is prior to the transaction costs and gain on the sale.

Interest expense. Net interest expense was $4,220,000 for the five months ended March 31, 2004 and $2,868,000 for the four months ended October 31, 2003, for a combined nine month amount of $7,088,000, an increase of $1,430,000, or 25.3% from the nine months ended March 31, 2003, of $5,658,000. Of the increase in interest expense, $424,000 relates to the four months ended October 31, 2003 when the Seller's borrowing levels and interest rates increased and $1,006,000 relates to the increase in debt due to the purchase of operations of the Company. Of the increase in interest expenses, $590,000 for the five months ended March 31, 2004 is deferred and not currently due in cash. A substantial portion of the Company's interest expense is based upon variable interest rates. Increases in such rates will have a negative impact on operating performance and cash flow.

Income tax expense. Income tax expense of $8,000 for the five months ended March 31, 2004 and income tax expense of $44,000 incurred during the four months ended October 31, 2003 for a combined tax expense of $52,000 decreased $59,000 from the tax expense for the three months ended March 31, 2003 of $111,000. The Company does not have a tax loss carry forward while the Seller had a tax loss carry forward. This difference did not materially change the income tax expense for the nine months ended March 31, 2004 as compared with the nine months ended March 31, 2003.

Discontinued operations. Loss from discontinued operations which related to the Seller's Weed Wizard operations was $75,000 for the four months ended October 31, 2003 and the combined nine months ended March 31, 2004, a decrease of $1,159,000, or 93.9% from the nine months ended March 31, 2003 of $1,234,000.
The decrease in loss from discontinued operations results from the Company not assuming any obligations related to Weed Wizard.

Net income (loss). Net loss was $181,000 for the five months ended March 31, 2004, and the net loss was $5,452,000 for the four months ended October 31, 2003 for a combined nine month loss of $5,633,000, a decrease of $4,489,000 from the nine months ended March 31, 2003 loss of $10,122,000. The decrease in net loss is due to the decreased refinancing and transaction costs, decreased income tax expense, and increased income from continuing operations offset by an increase in interest expense as described above.

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

The Company's cash flow is dependent on its sales which as previously noted are seasonal and significantly impacted by weather conditions during the key gardening season. A substantial portion of the Company's sales are generated in the last two quarters of the Company's fiscal year, and most significantly the last quarter of the fiscal year which ends June 30. Interest expense is a significant expenditure for the Company and a substantial amount of its interest expense is based upon variable interest rates. Increases in such interest rates would have a negative impact on operating performance and cash flow.

The Company's cash flow and liquidity levels are driven by sales and the resulting accounts receivable and collections thereof and the purchase of inventory and labor to produce finished inventory, and operating expenses and the related payment of accounts payable and accrued expenses.

The Company has significant fixed expenditures in the form of principal and interest requirements and believes it will have sufficient cash flow to meet these obligations as they come due. However, adverse weather and other factors could leave the Company with insufficient cash flows to meet these and other obligations.

At March 31, 2004, the Company had consolidated cash and short-term investments totaling $517,000, current assets of $31,917,000 and working capital of $7,374,000. At June 30, 2003, U.S. Home & Garden Inc., the Seller, had consolidated cash and short-term investments totaling $822,000, current assets of $35,732,000 and a working capital deficit of $5,532,000. The increase in working capital was primarily attributable to the financing terms obtained by the Company during the quarter ended December 31, 2003, which resulted in

$6,000,000 of the outstanding borrowing under the new revolving credit facility and $26,150,000 of the term loan and subordinated debt being classified as long-term liabilities.

Net cash used in operating activities for the five months ended March 31, 2004 of $9.1 million consisted primarily of an increase in accounts receivable, prepaid expenses and inventory of $14.8 million, offset in part by an increase in accounts payable and accrued expenses of $3.7 million and net loss plus non-cash charges of $2.0 million.

Net cash used in investing activities for the five months ended March 31, 2004 of $0.3 million is primarily due to capital purchases of equipment and intangible assets.

Net cash provided by financing activities for the five months ended March 31, 2004 of $9.4 million is primarily due to proceeds from the credit facilities used to fund the cash used in operating and investing activities and the long-term debt repayment.

The Company's operations are not capital intensive and accordingly funding capital expenditures does not require high levels of cash flow or significant financing arrangements. The Company does however require cash flows to finance new product development.

The Company and its parent, EYAS International, Inc., and their subsidiaries entered into four credit arrangements on October 29, 2003 to finance the acquisition of the operations and to provide working capital. The Company also assumed from the Seller a Mandatorily Redeemable Preferred Securities Trust Holding Solely Junior Subordinated Debentures.

The first credit facility is the amended and restated Loan and Security Agreement with Wells Fargo Foothill, Inc., which is a three year asset based lending revolving credit facility. This facility has a maximum borrowing level of $25 million, which is limited based upon having eligible accounts receivable and inventory. Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 2.75%, but not less than 5.25%. The facility has various covenants including minimum EBITDA, minimum EBITDA to pay Trust Preferred interest, a Funded Senior Debt Ratio, a Fixed Charge Coverage Ratio, and limits on Capital Expenditures. The facility has a term ending October 29, 2006 and is secured by all of the assets of the Company and it's parents and subsidiaries.

On April 27, 2004 the Company and its parents and subsidiaries entered into a new senior credit facility replacing the Wells Fargo Foothill, Inc. facility described in the previous paragraph. The new facility is with the La Salle Business Credit, L.L.C. who is the Agent for and one of the lenders on the facility. The new asset based lending revolving credit facility has an original term of three years and then is automatically renewable from year to year at the option of the lenders and borrower. The facility has a maximum borrowing level of $25 million. The facility is secured by all the assets of the Company and it's parents and subsidiaries. The actual borrowing level is limited based upon having eligible accounts receivable, inventory and for parts of the year, the seasonal availability amount. Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 3.25%. The new facility has various financial covenants identical to the replaced facility including minimum EBITDA, minimum EBITDA to pay Trust Preferred interest, a Fixed Charge Coverage Ratio, a Funded Senior Debt Ratio/Leverage Ratio and limits on Capital Expenditures.

The second credit facility is with CapitalSource Finance LLC and includes two term loans. Term Loan A in the amount of $14,315,000 of which $14,000,000 has been borrowed and Term Loan B in the amount of $9,713,750 of which $9,500,000 has been borrowed. Both Term Loans A and B mature on October 29, 2008 and are secured by all of the assets of the Company and it's parents and subsidiaries. Term Loan A bears interest at the greater of 5.75% over the prime rate or 10% and has monthly repayment of principal of $104,167 per month in year one growing to $312,500 per month in year five. The principal repayment schedule has the loan principal fully repaid at maturity. Term Loan B bears interest at the greater of 8.75% over the prime rate or 13% plus 7.0% of non-cash interest which is to be paid at the maturity of Term Loan B. Term Loans A and B also require mandatory pre-payments of the excess cash flow as defined in the loan agreements. The principal reduction ranges from 25% to 50% of the excess cash flow generated by the Company. The facility has financial covenants identical to those of the revolving credit facility described above.

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

The Mandatorily Redeemable Preferred Securities Trust Holding Solely Junior Subordinated Debentures assumed from the Seller includes 78,000 common securities with a liquidation value of $25 per common share and 2,530,000 of 9.40% Cumulative Trust Preferred Securities with a liquidation value of $25 per security due April 15, 2008. The Seller had previously redeemed 251,981 shares of such securities. The previously redeemed shares were acquired by the Company leaving 2,278,019 shares outstanding with a face value of $57,092,000. The Company has entered into two agreements with a prior lender of U.S. Home & Garden, Inc. giving the prior lender the rights to acquire up to 189,750 of such redeemed shares. Under the first agreement, the prior lender can purchase up to 94,875 shares of the redeemed shares at an exercise price of $9.00 per share. Under the second agreement, the prior lender is forgoing monthly cash interest on an additional 94,875 of the redeemed shares until the exercise price of such shares is reduced to $0 at which point the underlying securities will be transferred to the prior lender and cash interest will begin being paid to the prior lender on such securities. The exercise price on these securities at the date of purchase of the operations was $4.30 and is reduced by approximately $.20 each month. The options expire on May 19, 2009. The fair value of the total 189,750 options granted have been reflected at the average quoted market price of $17.00 per share reduced by the proceeds to be received on the exercise of the options of $1,262,000. The $17.00 per share calculation is described in the second following paragraph.

During the quarter ended March 31, 2004, the prior lender of U.S. Home & Garden, Inc. exercised their right under the first option agreement, to acquire 94,875 shares of the Mandatorily Redeemable Preferred Securities at an exercise price of $9.00 per share. The option agreement provided for a cashless exercise which was used for this transaction. The Company received back 37,620 shares of the option securities, which based on the market value of such shares at the exercise date of $22.70 per share, represents the total exercise price of the option of $854,000. The 37,620 shares are now reflected as Treasury shares owned by the Company and are reflected as a reduction in the obligation for the Mandatorily Redeemable Preferred Securities.

The fair value of the Mandatorily Redeemable Preferred Securities at the acquisition date including the optioned shares but excluding treasury shares was approximately $41,952,000 based on the average quoted market prices of $17.00 on the five days before and five days after the acquisition date. This amount has been reduced by the proceeds to be received on the exercise of options totaling $1,262,000. The securities have been reflected in the opening balance sheet of the Company at fair value and the discount from the face value is being amortized using the constant yield to maturity method of amortization over 25 years to the maturity date. Deferred taxes have been recorded on the discount amount. The amortization of discount for the five months ended March 31, 2004 was $39,000. As a result of the exercise of options described in the preceding paragraph, the number of treasury shares increased 37,620 shares with a value of $854,000 and the amount due of the exercise of the options was reduced by an equal amount. As a result of the foregoing of monthly cash interest as described in the second preceding paragraph, the amount due at the exercise of the options was reduced by the forgone interest of $93,000.

Distributions of interest on the Trust Securities are payable monthly in arrears by the Trust.

The Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right to certain other indebtedness of the Company. Currently, the company does not have any indebtedness outstanding which rank equal to or junior to such securities. The Company may and its more senior lenders will, if certain of their loan covenants are not met, require the deferral of the payment of interest on the Subordinated Debentures. The deferral of interest can be done for a period not to exceed 60 consecutive months with no change in the rights of the lenders. If interest payments on the Subordinated Debentures are so deferred, distributions on the Trust Securities will also be deferred. During any such deferral period, interest on the Subordinated Debentures and distributions on the Trust Securities will accrue and compound monthly and, subject to certain exceptions, the Company may not declare or pay distributions on its capital or debt securities that rank equal to or junior to the Subordinated Debentures.

The Trust Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature in total on April 15, 2028, but may be redeemed at the option of the Company at any time. The Company effectively provides a full and unconditional guarantee of the Trusts' obligations under the Trust Securities to the extent that the Trust has funds sufficient to make such payments.

Commitments

The Company leases office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2008. The future minimum annual lease payments under these non-cancelable operating leases are as follows:

                  Year Ended June 30,            Amount
                  -------------------------------------

                  2004                         $681,000
                  2005                          544,000
                  2006                          206,000
                  2007                           28,000
                  2008                           18,000
                  -------------------------------------
                                               $977,000
                  -------------------------------------

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

Allowance for Doubtful Accounts Receivable. The Company maintains an allowance for doubtful accounts receivable, which represents the potential estimated losses resulting from the inability of customers to make required payments for amounts owed. The allowance is estimated based on historical experience of write-offs, the level of past due amounts and information known about specific customers with respect to their ability to make payments at the balance sheet date. If the financial condition of the Company's customers were to change, resulting in an impairment or improvement in their ability to make payments, additional allowances may be required or allowances may be reduced.

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

Inflation

Inflation has historically not had a material effect on the Company's operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate revolving credit line and term debt, the Company is exposed to the risk of rising interest rates. The Company also has minor exposure to changes in foreign exchange rates. The following table provides information on the Company's fixed maturity debt as of March 31, 2004 that are sensitive to changes in interest rates.

The Revolving Credit Facility with Wells Fargo
Foothill, Inc had a variable interest rate of 5.25%
for the period ended March 31, 2004                                $15.3 million

The Term Loan A with CapitalSource Finance, LLC
had a variable interest rate of 10.0% for the period
ended March 31, 2004                                               $13.4 million

The Term Loan B with CapitalSource Finance, LLC had
a variable interest rate of 13.0% for the period
ended March 31, 2004                                                $9.8 million

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and the Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 2. Changes of Securities and Use of Proceeds.

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      10.1 Easy Gardener Products, Ltd., a Texas Limited Partnership, Amended and Restated Limited Partnership Agreement dated as of October 29, 2003

      10.2 Loan and Security Agreement with LaSalle Business Credit, LLC, as Agent, certain financial institutions as Lenders and Easy Gardener Products, Ltd., as Borrower, EYAS International, Inc., as a Credit Party, EG Product Management, L.L.C., as a Credit Party, EG, L.L.C., as a Credit Party, Weatherly Consumer Products Group, Inc., as a Credit Party, Weatherly Consumer Products, Inc., as a Credit Party, and NBU Group, LLC, as a Credit Party dated as of April 27, 2004

      10.3 Revolving Note executed as of the 27th day of April, 2004 by and among LaSalle National Bank National Association, as Lender and Easy Gardener Products, Ltd., as Borrower

      10.4 Revolving Note executed as of the 27th day of April, 2004 by and among LaSalle Business Credit, LLC, as Lender and Easy Gardener Products, Ltd., as Borrower

      10.5 Patent Security Agreement made as of the 27th day of April, 2004, by Easy Gardener Products, Ltd., as Borrower, in favor of LaSalle Business Credit, LLC, as agent for the Lenders party to the Loan Agreement

      10.6 Patent Security Agreement made as of the 27th day of April, 2004, by Weatherly Consumer Products, Inc., in favor of LaSalle Business Credit, LLC, as agent for the Lenders party to the Loan Agreement

      10.7 Trademark Security Agreement made as of the 27th day of April, 2004, by Easy Gardener Products, Ltd., as Borrower, in favor of LaSalle Business Credit, LLC., as agent for the Lenders party to the Loan Agreement

      10.8 Copyright Security Agreement made as of the 27th day of April, 2004, by Easy Gardener Products, Ltd., as Borrower, in favor of LaSalle Business Credit, LLC., as agent for the Lenders party to the Loan Agreement

      10.9 Copyright Security Agreement made as of the 27th day of April, 2004, by Weatherly Consumer Products, Inc., in favor of LaSalle Business Credit, LLC., as agent for the Lenders party to the Loan Agreement

      10.10 Master Pledge Agreement made as of April 27, 2004, by Weatherly Consumer Products, Inc., a Delaware corporation and Easy Gardener Products, Ltd., in favor of LaSalle Business Credit, LLC., as agent for itself and the Lenders

      10.11 Subordination and Intercreditor Agreement dated as of April 27, 2004, by and between CapitalSource Finance, LLC, a Delaware limited liability company , and in its capacity as a Junior Lender, LaSalle Business Credit, LLC, a Delaware limited liability company, and in its capacity as a Senior Lender and LaSalle Bank National Association, in its capacity as a Senior Lender

      10.12 Subordination Agreement between Central Garden & Pet Company and LaSalle Business Credit, LLC, as Agent

      10.13 Subordination Agreement between U.S. Home & Garden, Inc. and LaSalle Business Credit, LLC, as Agent

      10.14 Term Loan and Security Agreement by and among Easy Gardener Products, Ltd., as Borrower, EYAS International, Inc., E G Product Management, L.L.C., EG, L.L.C., Weatherly Consumer Products Group, Inc., Weatherly Consumer Products, Inc. and NBU Group, LLC, each as Guarantor, and CapitalSource Finance LLC, as Agent and Lender dated as of October 29, 2003

      10.15 Term A Loan Note dated as of October 29, 2003 by and between Easy Gardener Products, Ltd., and CapitalSource Finance LLC

      10.16 Term B Loan Note dated as of October 29, 2003 by and between Easy Gardener Products, Ltd., CapitalSource Finance LLC

      10.17 PIK Note dated as of October 29, 2003 by and between Easy Gardener Products, Ltd. and CapitalSource Finance LLC

      10.18 Subordination Agreement between Central Garden & Pet Company and CapitalSource Finance LLC, as Agent

      10.19 Subordination Agreement between U.S. Home & Garden, Inc. and CapitalSource Finance LLC, as Agent

      10.20 Pledge Agreement entered into as of October 29, 2003, by and between CapitalSource Finance, LLC, as administrative, payment and collateral agent for the Lenders under the Term Loan and Security Agreement, and Easy Gardener Products, Ltd.

      10.21 Pledge Agreement entered into as of October 29, 2003, by and between CapitalSource Finance, LLC, as administrative, payment and collateral agent for the Lenders under the Term Loan and Security Agreement, and E G Product Management, LLC

      10.22 Pledge Agreement entered into as of October 29, 2003, by and between CapitalSource Finance, LLC, as administrative, payment and collateral agent for the Lenders under the Term Loan and Security Agreement, and EG, L.L.C.

      10.23 Pledge Agreement entered into as of October 29, 2003, by and between CapitalSource Finance, LLC, as administrative, payment and collateral agent for the Lenders under the Term Loan and Security Agreement, and EYAS International, Inc.

      10.24 Central Garden Pledge Agreement, as Exhibit B to Subordination Agreement, entered into as of October 29, 2003, by and between CapitalSource Finance LLC, as administrative, payment and collateral agent for the Lenders under the Term Loan and Security Agreement, and Central Garden & Pet Company

      10.25 Pledge Agreement entered into as of October 29, 2003, by and between CapitalSource Finance, LLC, as administrative, payment and collateral agent for the Lenders under the Term Loan and Security Agreement, and NBU Group, LLC

      10.26 Pledge Agreement entered into as of October 29, 2003, by and between CapitalSource Finance, LLC, as administrative, payment and collateral agent for the Lenders under the Term Loan and Security Agreement, and Weatherly Consumer Products, Inc.

      10.27 Acknowledgement of Intellectual Property and Collateral Lien dated as of October 29, 2003, by and among Easy Gardener Products, Ltd., as Borrower, EYAS International, Inc., EG, L.L.C., E G Product Management, L.L.C., Weatherly Consumer Products Group, Inc., Weatherly Consumer Products, Inc., and NBU Group, LLC, each as Guarantor, in favor of CapiralSource Finance LLC, as administrative agent and collateral agent under the Loan Agreement

      10.28 Amendment to Subordination Agreement dated as of October 29, 2003 by and between Central Garden & Pet Company and CapitalSource Finance, LLC dated as of April 27, 2004

      10.29 Amendment to Subordination Agreement dated as of October 29, 2003 by and between U.S. Home & Garden, Inc. and CapitalSource Finance, LLC dated as of April 27, 2004

      10.30 Subordinated Promissory Note by and among Easy Gardener Products, Ltd. and EG Product Management L.L.C., as general partner and U.S. Home & Garden, Inc. as Lender dated as of October 29, 2003

      10.31 Note and Warrant Purchase Agreement made as of October 29, 2003 by and between Easy Gardener Products, Ltd., and Central Garden & Pet Company

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

(b)   A report on Form 8-K was filed during the quarter ended March 31, 2004.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 14, 2004

                                        Easy Gardener Products, Ltd.
                                        (Registrant)


                                    By: /s/ Richard M. Grandy
                                        -----------------------------------
                                        Richard M. Grandy
                                        Manager/CEO


                                    By: /s/ Richard M. Kurz
                                        -----------------------------------
                                        Richard M. Kurz
                                        Manager/CFO