Form 10-K
period 2004-06-30
EASY GARDENER PRODUCTS LTD
filed 2004-10-13
CIK 1210936

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

|X| Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the fiscal period ended June 30, 2004

                                       Or

|_| Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 333-102296

                          Easy Gardener Products, Ltd.
             (Exact Name of Registrant as specified in its charter)

            Texas                                    37-1433686
(State or Other Jurisdiction                         (I.R.S. Employer
of Incorporation or Organization)                    Identification No.)

3022 Franklin Avenue,
Waco, Texas                                          76710
(Address of Principal Executive                      (Zip Code)
Offices)

                                 (254) 753-5353
              (Registrant's Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                Name of Each Exchange
Title of each class                             on Which Registered
-------------------                             ---------------------

      None                                      Not Applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

  9.4% Cumulative Trust Preferred Securities of Easy Gardener Products Trust I
                                (Title of Class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
            filing requirements for the past 90 days. Yes |X| No |_|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Yes |_| No |X|

      The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the closing sale price)

Not applicable, registrant is a limited partnership and the registered securities are not common stock.

      Documents Incorporated By Reference: None Part I.

                                                    Easy Gardener Products, Ltd.
                                                                and Subsidiaries

                                               Consolidated Financial Statements
                                June 30, 2004 and 2003 and for the periods ended
                              June 30, 2004, and October 31, 2003 (Predecessor),
                            and years ended June 30, 2003 and 2002 (Predecessor)

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                                                                      Contents
Reports of Independent Registered Public Accounting Firms
    June 30, 2004                                                                            3
    June 30, 2003                                                                            4

Consolidated Financial Statements
    Consolidated balance sheets as of June 30, 2004 and 2003 (Predecessor)             5 and 6

    Consolidated statements of operations for the eight months ended June 30, 2004 and the four months ended October
         31, 2003 (Predecessor)(Unaudited), and years ended
         2003 and 2002
         (Predecessor)                                                                       7

    Consolidated statement of partners' capital for the eight months ended
         June 30, 2004, and Consolidated statements of  stockholders',
         deficit for the years ended June 30, 2003 and 2002 (Predecessor)             8 and  9

    Consolidated statements of cash flows for the eight months ended June 30, 2004, and the four months ended
         October 31, 2003 (Predecessor) (Unaudited), and years
         ended 2003 and 2002
         (Predecessor)                                                               10 and 11

    Summary of accounting policies                                                     12 - 17

    Notes to consolidated financial statements                                         18 - 38

Consolidated Financial Statement Schedule
    Schedule II-Valuation and Qualifying Accounts                                           40

Note: All other schedules have been omitted since the required information is contained in the Consolidated Financial Statements or such schedules are not required.

Report of Independent Registered Public Accounting Firm

Board of Directors
Easy Gardener Products, Ltd.

We have audited the accompanying consolidated balance sheet of Easy Gardener Products, Ltd. (a Texas limited partnership) and subsidiaries as of June 30, 2004, and the related consolidated statements of income, partners' capital, and cash flows for the eight months then ended. We have also audited Schedule II [Schedule]. These financial statements and Schedule are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and Schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and Schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and Schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Easy Gardener Products, Ltd. and subsidiaries as of June 30, 2004, and the results of their operations and their cash flows for the eight months then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Schedule presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Dallas, TX
August 20, 2004

Report of Independent Registered Public Accounting Firm

Board of Directors
U.S. Home & Garden Inc. and Subsidiaries
San Francisco, California

We have audited the accompanying consolidated balance sheets of U.S. Home & Garden Inc. and Subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for each of the three years in the period ended June 30, 2003. We have also audited Schedule II - Valuation and Qualifying Accounts (Schedule). These financial statements and Schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and Schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and Schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and Schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of U.S. Home & Garden Inc. and Subsidiaries at June 30, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the 2003 consolidated financial statements, the Company changed its method of accounting for goodwill during the year ended June 30, 2002.

Also, in our opinion, the Schedule presents fairly, in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the 2003 financial statements, the Company is in violation of certain loan covenants, which raises substantial doubt about its ability to continue as a going concern. As a result of the default, the bank can demand payment of the debt at any time. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                               /s/ BDO Seidman, LLP
                                               Certified Public Accountants
                                               Kalamazoo, Michigan

August 23, 2003

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                                     Consolidated Balance Sheets

June 30,                                                                     2004  |          2003
-----------------------------------------------------------------------------------|--------------
                                                                                   | (Predecessor)
Assets (Note 1)                                                                    |
                                                                                   |
Current:                                                                           |
Cash and cash equivalents                                            $    441,000  |   $   822,000
Accounts receivable, less allowance for doubtful accounts                          |
      of $193,000 and $630,000 (Note 4)                                26,753,000  |    24,467,000
Inventories (Note 5)                                                    5,428,000  |     9,138,000
Prepaid expenses and other current assets                                 583,000  |       721,000
Refundable income taxes                                                        --  |       137,000
Deferred tax asset (Note 16)                                                   --  |       385,000
Current assets of discontinued operations (Note 3)                        275,000  |        62,000
-----------------------------------------------------------------------------------|--------------
                                                                                   |
Total Current Assets                                                   33,480,000  |    35,732,000
                                                                                   |
Property and Equipment, net (Note 6)                                    3,395,000  |     4,018,000
                                                                                   |
Deferred financing costs, net of accumulated amortization of                       |
         $130,000 and $807,000                                          1,333,000  |     3,975,000
                                                                                   |
Intangible Assets:                                                                 |
     Goodwill                                                          48,174,000  |    49,878,000
     Trademarks                                                        23,565,000  |            --
     Non-compete agreements, net of accumulated amortization of                    |
         $135,000 and $766,000                                          1,435,000  |       744,000
     Package tooling costs, net of accumulated amortization of                     |
         $352,000 and $2,418,000                                          902,000  |     1,204,000
       Other intangible assets, net of accumulated                                 |
         amortization of $61,000 and $205,000                             915,000  |       467,000
                                                                                   |
Officer's Receivable (Note 8)                                                  --  |       512,000
                                                                                   |
Other Assets                                                            3,538,000  |        29,000
-----------------------------------------------------------------------------------|--------------
                                                                                   |
                                                                     $116,737,000  |   $96,559,000
===================================================================================|==============

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                                     Consolidated Balance Sheets

June 30,                                                                                    2004  |            2003
--------------------------------------------------------------------------------------------------|----------------
                                                                                                  |   (Predecessor)
Liabilities and Capital                                                                           |
                                                                                                  |
Current:                                                                                          |
    Revolving credit facility (Notes 9 & 11)                                        $ 13,525,000  |    $ 15,085,000
    Accounts payable (Note 4)                                                         11,158,000  |       8,954,000
    Accrued rebates                                                                    1,848,000  |       1,433,000
    Accrued commissions                                                                1,111,000  |       1,074,000
    Accrued co-op advertising                                                            587,000  |         774,000
    Accrued income taxes payable                                                         325,000  |
    Accrued other expenses                                                               665,000  |       1,786,000
    Current portion of long-term debt (Notes 9 and 11)                                 1,646,000  |      12,142,000
    Current liabilities of discontinued operations (Note 3)                            1,230,000  |          16,000
--------------------------------------------------------------------------------------------------|----------------
                                                                                                  |
Total Current Liabilities                                                             32,095,000  |      41,264,000
                                                                                                  |
Long Term Debt (Notes 9 & 11)                                                         25,928,000  |              --
Deferred Tax Liability (Note 16)                                                      10,862,000  |         239,000
Junior Subordinated Debentures, net of discount of $20,797,000 in 2004/                           |
     Company Obligated Mandatorily Redeemable Preferred                                           |
     Securities of Subsidiary Trust Holding Solely Junior                                         |
     Subordinated Debentures (Note 10)                                                44,403,000  |      57,092,000
--------------------------------------------------------------------------------------------------|----------------
                                                                                                  |
Total Liabilities                                                                    113,288,000  |      98,595,000
--------------------------------------------------------------------------------------------------|----------------
                                                                                                  |
Commitments and Contingencies (Notes 12 & 13)                                                 --  |              --
                                                                                                  |
Partners' Capital/Stockholders' (Deficit)  (Note 14):                                             |
     Preferred stock, 1,000,000 shares authorized and unissued                                --  |              --
     Common stock, $.001 par value - shares authorized, 75,000,000;                               |
        21,841,000 shares issued in 2003                                                      --  |          22,000
     Additional paid-in capital                                                               --  |      52,470,000
     Capital                                                                           2,675,000  |              --
     Retained earnings/(accumulated deficit)                                             774,000  |     (41,700,000)
--------------------------------------------------------------------------------------------------|----------------
                                                                                                  |
                                                                                       3,449,000  |      10,792,000
                                                                                                  |
Less: Treasury stock, (3,890,000 shares at cost) in 2003                                      --  |     (12,828,000)
--------------------------------------------------------------------------------------------------|----------------
                                                                                                  |
Total Partners'Capital/Stockholders' (Deficit)                                         3,449,000  |      (2,036,000)
--------------------------------------------------------------------------------------------------|----------------
                                                                                                  |
Total Liabilities and Capital                                                       $116,737,000  |    $ 96,559,000
==================================================================================================|================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                           Consolidated Statements of Operations

                                                             Eight Months   |     Four Months
                                                                    Ended   |           Ended         Year Ended          Year Ended
                                                            June 30, 2004   |    Oct 31, 2003      June 30, 2003       June 30, 2002
----------------------------------------------------------------------------|-------------------------------------------------------
                                                                            |   (Predecessor)      (Predecessor)       (Predecessor)
                                                                            |     (Unaudited)
                                                                            |       (Note 19)
Net Sales (Note 4)                                           $ 60,061,000   |    $ 17,473,000       $ 76,244,000       $ 78,947,000
Cost of Sales (Note 4)                                         33,454,000   |      10,953,000         43,453,000         43,358,000
----------------------------------------------------------------------------|-------------------------------------------------------
                                                                            |
Gross Profit                                                   26,607,000   |       6,520,000         32,791,000         35,589,000
----------------------------------------------------------------------------|-------------------------------------------------------
                                                                            |
Operating Expenses:                                                         |
Selling and shipping                                           13,401,000   |       5,838,000         18,639,000         18,240,000
General and administrative                                      3,378,000   |       2,557,000          7,636,000          7,888,000
Depreciation and amortization                                     610,000   |         431,000          1,750,000          1,558,000
----------------------------------------------------------------------------|-------------------------------------------------------
Total Operating Expenses                                       17,389,000   |       8,826,000         28,025,000         27,686,000
----------------------------------------------------------------------------|-------------------------------------------------------
                                                                            |
Income (Loss) From Operations                                   9,218,000   |      (2,306,000)         4,766,000          7,903,000
                                                                            |
Other Expense:                                                              |
Refinance and transaction costs (Note 15)                        (410,000)  |        (159,000)        (4,291,000)          (254,000)
Interest expense, net                                          (6,878,000)  |      (2,868,000)        (7,994,000)        (7,291,000)
----------------------------------------------------------------------------|-------------------------------------------------------
                                                                            |
Income (Loss) From Continuing Operations Before                             |
   Income Taxes and Cumulative Effect of a Change                           |
   in Accounting Principle                                      1,930,000   |      (5,333,000)        (7,519,000)           358,000
                                                                            |
Income Tax Expense (Note 16)                                     (698,000)  |         (44,000)          (133,000)          (228,000)
----------------------------------------------------------------------------|-------------------------------------------------------
                                                                            |
Income (Loss) From Continuing Operations                                    |
  Before Cumulative Effect of a Change in                                   |
  Accounting Principle                                          1,232,000   |      (5,377,000)        (7,652,000)           130,000
                                                                            |
Discontinued Operations (Note 3):                                           |
  Loss from discontinued operations, net of tax benefit of                  |
    $236,000 in 2004                                             (458,000)  |         (75,000)        (1,436,000)        (1,760,000)
  Gain (loss) on disposal of discontinued operations,                       |
    net of minority interest of $1,240,000 in 2002                     --   |              --            (49,000)            20,000
                                                                            |
----------------------------------------------------------------------------|-------------------------------------------------------
Income (Loss) Before Cumulative Effect of a Change                          |
   in Accounting Principle                                        774,000   |      (5,452,000)        (9,137,000)        (1,610,000)
Cumulative Effect of a Change in Accounting Principle                       |
(Note 7)                                                               --   |              --                 --         (9,882,000)
                                                                            |
----------------------------------------------------------------------------|-------------------------------------------------------
                                                                            |
Net Income (Loss)                                            $    774,000   |    $ (5,452,000)      $ (9,137,000)      $(11,492,000)
============================================================================|=======================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                     Consolidated Statement of Partners' Capital

                                                                           Total
                                         Partners'      Retained       Partners'
                                           Capital      Earnings         Capital
--------------------------------------------------------------------------------
Balance,  November 1, 2003              $2,675,000      $     --      $2,675,000

   Net Income                                   --       774,000         774,000
--------------------------------------------------------------------------------

Balance,  June 30, 2004                 $2,675,000      $774,000      $3,449,000
================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                              Consolidated Statements of Stockholders' (Deficit)

                                                      Common Stock
                                                  --------------------    Additional        Retained                           Total
                                                   Number of                 Paid-In        Earnings        Treasury   Stockholders'
                                                      Shares    Amount       Capital       (Deficit)           Stock       (Deficit)
------------------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2001 (Predecessor)              21,433,000    21,000    51,846,000    (21,071,000)    (12,828,000)     17,968,000
   Compensation related to repriced stock
        options                                           --        --       103,000             --              --         103,000
   Issuance of options and warrants to note
        holders                                           --        --       402,000             --              --         402,000
   Release of shares from Non-Qualified
        Deferred Compensation Plan (Note 13)         208,000     1,000            --             --              --           1,000
   Net loss (Predecessor)                                 --        --            --    (11,492,000)             --     (11,492,000)
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2002 (Predecessor)              21,641,000    22,000    52,351,000    (32,563,000)    (12,828,000)      6,982,000
   Compensation related to repriced stock
        options                                           --        --       119,000             --              --         119,000
   Exercise of options                               200,000        --            --             --              --              --
   Net loss                                               --        --            --     (9,137,000)             --      (9,137,000)
------------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2003 (Predecessor)              21,841,000   $22,000   $52,470,000   $(41,700,000)   $(12,828,000)   $ (2,036,000)
====================================================================================================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                           Consolidated Statements of Cash Flows

                                                                      Eight    |
                                                                     Months    |    Four Months
                                                                      Ended    |          Ended         Year Ended        Year Ended
                                                                   June 30,    |    October 31,           June 30,          June 30,
                                                                       2004    |           2003               2003              2002
-------------------------------------------------------------------------------|----------------------------------------------------
                                                                               |  (Predecessor)      (Predecessor)     (Predecessor)
                                                                               |    (Unaudited)
                                                                               |      (Note 19)
Cash Flows from Operating Activities:                                          |
Net income (loss) from continuing operations before                            |
cumulative effect of a change in accounting principle          $  1,232,000    |   $ (5,377,000)      $(7,652,000)      $   130,000
Adjustments to reconcile net income (loss) to net cash                         |
  Changes in operating assets and liabilities:                                 |
     Accounts receivable                                        (17,046,000)   |     14,509,000         1,751,000        (7,256,000)
     Inventories                                                    364,000    |        492,000        (1,115,000)        1,195,000
     Prepaid expenses, refundable income taxes and                             |
          other current assets                                      (18,000)   |         51,000           267,000           (94,000)
     Other assets                                                   (31,000)   |         50,000            (3,000)          278,000
     Accounts payable and accrued expenses                        4,635,000    |     (3,511,000)        2,424,000         2,434,000
     Income taxes payable                                           325,000    |             --                --                --
  Provision for losses on accounts receivable                            --    |             --            25,000           425,000
  Non-cash interest expense                                         949,000    |         75,000           283,000                --
  Depreciation and other amortization                             1,442,000    |        886,000         3,113,000         2,768,000
  Write-off of deferred financing costs                             410,000    |             --         1,928,000           254,000
  Deferred income taxes                                              92,000    |             --                --          (146,000)
  Compensation related to repriced stock options                         --    |         40,000           119,000           103,000
  Loan discount amortization                                             --    |             --            67,000            97,000
-------------------------------------------------------------------------------|----------------------------------------------------
                                                                               |
Net Cash Provided by (Used in) Operating Activities              (7,646,000)   |      7,215,000         1,207,000           188,000
-------------------------------------------------------------------------------|----------------------------------------------------
                                                                               |
Cash Flows From Investing Activities:                                          |
     Sale of asset                                                    6,000    |             --                --                --
     Purchase of equipment                                         (139,000)   |        (91,000)         (797,000)         (791,000)
     Purchase of package tooling and other intangibles             (248,000)   |        (76,000)         (555,000)         (384,000)
     Decrease in officer receivable                                      --    |             --                --            34,000
     Payment for purchase of businesses, net of cash                           |
     acquired                                                            --    |             --           (17,000)         (111,000)
     Net Assets Acquired                                         (2,675,000)   |             --                --                --

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                           Consolidated Statements of Cash Flows

                                                                      Eight    |
                                                                     Months    |   Four Months
                                                                      Ended    |         Ended         Year Ended         Year Ended
                                                                   June 30,    |   October 31,           June 30,           June 30,
                                                                       2004    |          2003               2003               2002
-------------------------------------------------------------------------------|----------------------------------------------------
                                                                               | (Predecessor)      (Predecessor)      (Predecessor)
                                                                               |   (Unaudited)
                                                                               |     (Note 19)
-------------------------------------------------------------------------------|----------------------------------------------------
                                                                               |
Net Cash Used in Investing Activities                          $ (3,056,000)   |   $  (167,000)      $ (1,369,000)      $(1,252,000)
-------------------------------------------------------------------------------|----------------------------------------------------
                                                                               |
Cash Flows From Financing Activities:                                          |
      Net proceeds from (payments on) revolving                                |
         credit facility                                       $  8,256,000    |   $(6,736,000)      $     49,000       $(6,614,000)
     Proceeds from issuance of long-term debt                            --    |            --         12,000,000         8,250,000
     Payments on long-term debt                                    (938,000)   |       (21,000)        (8,616,000)         (233,000)
     Changes in other long-term liabilities and purchase                       |
         of mandatorily redeemable preferred securities                  --    |            --                 --           (20,000)
     Equity invested                                              2,675,000    |            --                 --                --
     Deferred financing costs                                      (344,000)   |      (227,000)        (2,012,000)       (1,119,000)
     Release of shares                                                   --    |            --                 --             1,000
-------------------------------------------------------------------------------|----------------------------------------------------
                                                                               |
Net Cash Provided by (Used In) Financing Activities            $  9,649,000    |   $(6,984,000)      $  1,421,000       $   265,000
-------------------------------------------------------------------------------|----------------------------------------------------
                                                                               |
Net increase (decrease) in cash and cash                                       |
     equivalents from continuing operations                      (1,053,000)   |        64,000          1,259,000          (799,000)
                                                                               |
Net cash provided by (used in) discontinued operations            1,027,000    |       (14,000)          (656,000)       (1,723,000)
-------------------------------------------------------------------------------|----------------------------------------------------
                                                                               |
Net increase (decrease) in cash and cash equivalents                (26,000)   |        50,000            603,000        (2,522,000)
                                                                               |
Cash and Cash Equivalents, beginning of period                 $    467,000    |       822,000       $    219,000       $ 2,741,000
-------------------------------------------------------------------------------|----------------------------------------------------
                                                                               |
Cash and Cash Equivalents, end of period                       $    441,000    |   $   872,000       $    822,000       $   219,000
===============================================================================|====================================================

   See accompanying summary of accounting policies and notes to consolidated financial statements.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                                  Summary of Accounting Policies

General

      Effective November 1, 2003, Easy Gardener Products, Ltd., (the "Company"), acquired substantially all of the operating assets and assumed substantially all of the liabilities of U.S. Home & Garden Inc., (the "Predecessor"). These assets comprised approximately 99% of the consolidated sales, 98% of the consolidated assets and 99% of the consolidated liabilities of the Predecessor and represent all of the operations of the Company.

      The Company is a Texas limited partnership. The Company is 1% owned by a general partner, EG Product Management, L.L.C., and is 99% owned by a limited partner, EG, L.L.C. EG Product Management, L.L.C. and EG, L.L.C. are wholly owned subsidiaries of EYAS International, Inc.

Nature of Business

      The Company, through its own operations and through its subsidiaries, is a leading manufacturer and marketer of a broad range of consumer lawn and garden products. The Company's products include weed preventive landscape fabrics, fertilizer spikes, decorative landscape edging, shade cloth and root feeders, which are sold under recognized brand names, such as WeedBlock(R), Jobe's(R), Emerald Edge(R), Sun Screen Fabric(TM), Ross(R), Tensar(R), and Landmaster(R). The Company markets its products through most large national home improvement and mass merchant retailers ("Retail Accounts"), including Home Depot, Lowe's, Kmart, Wal-Mart, Ace Hardware and Tru-Serv in North America, B & Q, and other outlets in Europe.

Basis of Presentation

      The Company effectively began operations on November 1, 2003 with the acquisition of operations from U. S. Home & Garden Inc. (the "Predecessor"). In accordance with the requirements of purchase accounting, the opening balance sheet reflects all acquired assets and liabilities were recorded at their respective fair values at the date of purchase.

      The accompanying consolidated financial statements includes the consolidated balance sheet of the Company at June 30, 2004 and the consolidated statements of operations, and cash flows for the eight months ended June 30, 2004. The accompanying consolidated financial statements include the previously issued consolidated balance sheet of U.S. Home & Garden Inc. (the "Predecessor") at June 30, 2003 and the consolidated statements of operations and cash flows for the years ended June 30, 2003 and 2002. The accompanying consolidated financial statements also include the consolidated statements of operations and cash flows for the four months ended October 31, 2003 for U. S. Home & Garden Inc. before transaction costs

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                                  Summary of Accounting Policies

for October and the gain on the sale of the operations. The U.S. Home & Garden Inc. consolidated financial statements and related disclosures described above and included herein are referred to as "Predecessor" information.

Principles of Consolidation

      The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, Weatherly Consumer Products Group, Inc. and its wholly owned subsidiary Weatherly Consumer Products, Inc., Easy Gardener U.K., and NBU Group, LLC. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents

      The Company considers all short-term investments purchased with an initial maturity of three months or less to be cash equivalents.

Inventories

      Inventories, which consist of raw materials, finished goods, and packaging materials, are stated at the lower of cost or market; cost is determined by the average cost method. Market was determined based on anticipated selling prices and utilization of products.

Property and Equipment

      Property and equipment are stated at cost. Assets acquired from the Predecessor were recorded at fair value as determined by an independent appraisal. Depreciation is computed by the straight-line method over the estimated useful lives of the assets ranging from 3 to 7 years or, in the case of leasehold improvements, over the life of the lease, if shorter. Maintenance and repairs are charged to expense as incurred. Major improvements are capitalized.

Intangible Assets

Goodwill

      Goodwill represents the excess of the purchase price over the fair value of net assets acquired from the Predecessor. Goodwill in future years will be tested annually for impairment by comparing the fair value with its carrying value.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                                  Summary of Accounting Policies

Trademarks

      Due to the long life of the trademarks, the continued investment in the trademarks and the Company's intent to continue to leverage the trademarks, the trademarks are estimated to have an indefinite life and are not being amortized.

Deferred Financing Costs

      Direct costs associated with the Company's borrowings are capitalized and amortized over the life of the related debt.

Non-Compete Agreements

      The non-compete agreements acquired from the Predecessor valued at the date of acquisition by an independent appraisal. The fair market value of the agreements was $1,575,000 and they are being amortized over the remaining lives of the agreements at 7 and 13 years.

Package Tooling Costs

      Package tooling costs, primarily consisting of the design and construction of printing plates and cutting dies used for the production of packaging, are being amortized over three years using the straight-line method.

Other Intangible Assets

      Other intangible assets identified in connection with the transaction with the Predecessor were patents having a value of $590,000 and an estimated remaining life of 9 years and channel partner relationships having a value of $386,000 and an estimated remaining life of 15 years.

Long-Lived Assets

      Long-lived assets with definite useful lives are tested for recoverability when circumstances suggest a possible impairment. Recovery is evaluated by comparing undiscounted estimated future cash flows to the current carrying value.

Revenue Recognition

      Sales are recorded as products are shipped to customers. Sales are free on board (FOB) shipping point. Consequently when products are accepted by the applicable freight carrier at our facilities, we record the sale.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                                  Summary of Accounting Policies

Sales Incentives

      The Company enters into contractual agreements with its customers for rebates on certain products it sells. The Company records the rebates as reductions of revenue and records a liability reflected as accrued rebates on the consolidated balance sheets. Rebate percentages are determined when contracts are entered into. These revenue reductions are recorded at the time the related revenue is recognized.

Income Taxes

      The Company is a Texas limited partnership. There are two partners, each of which are limited liability companies, whose single member is EYAS International, Inc., a corporation and a taxable entity. Accordingly the Company is treated as a division of EYAS International , Inc. for federal income tax purposes, and income taxes are provided in the financial statements.

      The Company provides deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse. The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established.

Income Statement Classifications

Cost of Goods Sold

      Generally, cost of goods sold are comprised of all of the costs incurred to complete the finished inventory making it ready for delivery to customers including depreciation and amortization. Depreciation and amortization included in cost of goods sold totaled $833,000, $496,000, $1,476,000, and $1,446,000 for the eight months ended June 30, 2004, the four months ended October 31, 2003 (Predecessor), and for the years ended June 30, 2003 (Predecessor) and 2002 (Predecessor), respectively.

Selling and Shipping

      The caption selling and shipping expenses includes the cost of the sales and marketing departments, the cost of the shipping, handling and warehousing functions, cooperative advertising, commissions on sales, in store service representatives costs and outbound freight, excluding depreciation and amortization which is reflected in a separate income statement caption. Amounts billed to customers for shipping are immaterial and are recorded as a reduction in freight costs. Shipping and handling expenses totaled $5,498,000, $2,075,000,

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                                  Summary of Accounting Policies

$6,816,000 and $5,363,000 for the eight months ended June 30, 2004, the four months ended October 31, 2003 (Predecessor) and for the years ended June 30, 2003 (Predecessor) and 2002 (Predecessor), respectively.

General and Administrative

      The caption general and administrative includes all other costs of the operation including customer service, finance, general management, foreign exchange and uncollectible balances and excludes depreciation and amortization.

Depreciation and Amortization

      The caption depreciation and amortization includes all such costs incurred by all of the Company's operations except those amounts included in Cost of Goods Sold.

Advertising Costs

      The Company incurs advertising expense primarily relating to cooperative advertising credits granted to customers based on qualified expenses incurred by the customers to advertise the Company's products. Cooperative advertising credits are usually limited to a percentage of an agreed-upon sales volume. Cooperative advertising credits are accrued based on sales volume and advertising frequency, pursuant to specific agreements. The Company also incurs advertising expense relating to the distribution of catalogs and the broadcasting of radio and television commercials. Advertising costs are expensed as incurred. Advertising expense was approximately $2,068,000, $742,000, $2,592,000, and $2,934,000 for the eight months ended June 30, 2004, the four months ended October 31, 2003 (Predecessor), and the years ended June 30, 2003 (Predecessor) and 2002 (Predecessor), respectively.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                                  Summary of Accounting Policies

Segment Information

      The Company's operations are in one reportable segment - the manufacture and sale of consumer lawn and garden products. See disclosure regarding significant customers and product lines in Note 4.

Financial Instruments

      The Company's and its Predecessor's financial instruments consist of cash and cash equivalents, accounts receivable, debt and the Junior Subordinated Debentures. The carrying value of cash and cash equivalents and accounts receivable approximate fair value based upon the liquidity and short-term nature of the assets. The Predecessor also had an officer's receivable. The carrying value of the officer's receivable and the Company's and Predecessor's debt approximate the fair value based upon short-term and long-term borrowings at interest rates which approximate current rates. The Company's Junior Subordinated Debentures have a fair value of $57,026,000 at June 30, 2004.

      Cash and cash equivalents are held principally at three high quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit.

Reclassifications

      Certain amounts previously reported in the Predecessor's financial statements have been reclassified to conform to the Company's current year classifications.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

1. Acquisition

Effective November 1, 2003 the Company acquired substantially all of the operating assets and liabilities of U.S. Home & Garden Inc. (the "Predecessor"). These operations have been included in the consolidated financials statements of the Company since that date.

The operations consist of the manufacturing and marketing of a broad range of brand-name consumer lawn and garden products in the United States, Canada, and in Europe and other minor international locations.

The aggregate price was $15,402,000 which includes expenses of $2,658,000, the cost of a non-compete agreement of $1,250,000 and $11,494,000 to the seller of which $1,600,000 was a subordinated note. The Company also assumed debt of the Predecessor having a fair value of $61,008,000 and accounts payable and accrued expenses of the Seller of $10,734,000 and recorded deferred taxes on certain fair value adjustments of $10,770,000. The total purchase price including the assumption of debt was $98,117,000.

The following table summarized the estimated fair values of assets acquired and liabilities assumed and new debt incurred at the date of the acquisition.

      Current assets                                         $ 17,178,000
      Property and equipment                                    4,050,000
      Trademarks                                               23,565,000
      Non-compete agreements                                    1,570,000
      Other Intangible assets                                   1,980,000
      Deferred financing costs                                  1,592,000
      Goodwill                                                 48,174,000
      Other assets                                                  8,000
      --------------------------------------------------------------------
           Total assets acquired                               98,117,000
      --------------------------------------------------------------------
      Accounts payable and accruals assumed                    10,937,000
      Deferred taxes                                           10,770,000
      Debt assumed                                             61,008,000
      --------------------------------------------------------------------
           Total liabilities assumed                           82,715,000
      --------------------------------------------------------------------
      Purchase Price                                           15,402,000
      Debt incurred, net                                      (12,727,000)
      --------------------------------------------------------------------
      Cash                                                   $  2,675,000
      ====================================================================

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

The Company incurred debt of $12,727,000 and raised capital of $2,675,000 to pay for the net assets acquired.

The identifiable intangible assets acquired have been valued at the date of acquisition. Due to the long life of the trademarks, the continued investment in trademarks and the Company's intent to continue to leverage the trademarks, the trademarks are estimated to have an indefinite life and are not being amortized. Deferred financing costs are being amortized over the life of the loans which have a weighted average life of 11 years. The non-compete agreements, package tooling costs and other intangible assets are being amortized and have a weighted average useful life of 8, 3, and 11 years, respectively.

The Company assumed no residual value in the computation of the amortization of these intangible assets. Total amortization was $739,000 and $531,000 for the eight months ended June 30, 2004 and the four months ended October 31, 2003 (Predecessor), respectively and $1,483,000 and $1,111,000 for the years ended June 30, 2003 (Predecessor) and 2002 (Predecessor), respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

                Year ended June 30,                   Amount
               ------------------------------------------------
                     2005                        $      989,000
                     2006                               989,000
                     2007                               989,000
                     2008                               989,000
                     2009                               989,000

The Company assigned $48,174,000 of the purchase price of the acquired operations to goodwill which is not being amortized but will be subject to annual testing for impairment losses in the future. Of the total goodwill, the Company expects approximately three-quarters to be deductible for tax purposes.

The amounts assigned to assets and liabilities acquired and the related computation of amortization were based on preliminary estimates for the two months ended December 31, 2003 and the five months ended March 31, 2004. Final adjustments to the assets and liabilities acquired and related amortization have been reflected in the June 30, 2004 financial statements.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

2. Pro Forma Data

The following unaudited pro forma financial information presents a summary of the consolidated results of operations of the Company as if the purchase of the operations had occurred at the beginning of the periods presented.

                                     Four Months
                                        Ended             Year Ended            Year Ended
                                     October 31,           June 30,              June 30,
                                        2003                 2003                  2002
                                    -------------        -------------         -------------
                                    (Predecessor)        (Predecessor)         (Predecessor)
Net Sales                            $ 17,258,000         $ 75,698,000         $ 78,428,000
Gross Margin                            6,367,000           32,419,000           35,232,000
Income (loss) from operations          (1,774,000)           6,204,000            8,801,000
--------------------------------------------------------------------------------------------

Net loss                             $ (5,000,000)        $ (1,747,000)        $ (1,079,000)
============================================================================================

These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments to reflect only the operations acquired and adjustments for interest expense and amortization of intangible assets acquired in the purchase. Excluded from the pro forma net loss are the expenses of the Predecessor related to its refinancing of debt and costs associated with the sale of the Predecessor's assets of $159,000, $4,291,000 and $254,000 for the four months ended October 31, 2003, the years ended June 30, 2003 and 2002, respectively. Also excluded from the pro forma net loss are the Predecessor's discontinued operations which were not acquired by the Company of $75,000, $1,436,000 and $1,760,000 for the four months ended October 31, 2003, and the years ended June 30, 2003 and 2002, respectively, and the gain (loss) on disposal of discontinued operations of $(49,000) and $20,000 for the years ended June 30, 2003 and 2002, respectively.

These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the purchase occurred at the beginning of each of the periods presented or of the future operations of the Company.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

3. Discontinued Operations

The Company, as part of the acquisition of operations from the Predecessor, was required to also take the product line produced by the Ampro Division. The product line consisted of mixtures of seed, fertilizer and mulch. The Company did not intend to maintain this operation going forward but felt a need to meet its commitments to customers to provide the products for the fiscal 2004 growing season. In June 2004 the Company entered into an agreement with its converter of Ampro products to settle its obligation under the supply contract with the converter acquired from the Predecessor. Under the agreement, the Company transferred all of the assets of the Ampro Division, excluding accounts receivable, to the converter and made a payment of $240,000 in settlement of its contractual obligation to the converter. This transaction was consummated in July 2004.

The operations of Ampro have been reflected in the financial statements as a discontinued operation leaving a pre-tax loss of $691,000 net of tax benefits of $233,000 for a net loss of $458,000.

Net revenues for Ampro were not material for the eight months ended June 30, 2004, four months ended October 31, 2003 (Predecessor) and years ended June 30, 2003 (Predecessor) and 2002 (Predecessor).

In June 2002, the Predecessor announced that is was discontinuing its Weed Wizard operations effective September 30, 2002. Despite the Predecessor's efforts to increase sales and return to profitability, Weed Wizard experienced continued erosion of its business.

The Predecessor recorded an estimated net loss on disposal of the Weed Wizard component of $49,000 and $1,116,000 for the years ended June 30, 2003 and 2002, respectively, relating to the write-down of all assets to fair value less cost to sell. In addition to the loss on disposal, the Company had a net loss from operations of Weed Wizard of $1,436,000 for the year ended June 30, 2003 and $1,760,000 for the year ended June 30, 2002.

Revenues for Weed Wizard for the years ended June 30, 2003 and 2002 were $7,000 and $672,000, respectively.

The assets and liabilities of discontinued operations held for sale reported in the consolidated balance sheets of the Company and the Predecessor consist of the following:

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

                                       June 30, 2004       June 30, 2003

                                               Ampro       (Predecessor)
------------------------------------------------------------------------

Current Assets:
Cash and cash equivalents                 $       --             $62,000
Accounts Receivable                          275,000
------------------------------------------------------------------------

Total Current Assets                      $  275,000             $62,000
========================================================================

Current Liabilities:
Accrued expenses                          $  850,000             $16,000
Accounts Payable                             380,000                  --
------------------------------------------------------------------------

Total Current Liabilities                 $1,230,000             $16,000
========================================================================

Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company's previously issued financial statements and notes have been restated to reflect its discontinued components. The Predecessor's consolidated financial statements have been restated for all periods presented to reflect its discontinued components. The assets, liabilities, net operations, and net cash flows have been reported as "Discontinued Operations" in the accompanying consolidated financial statements.

4. Concentration of Credit Risk and Significant Relationships

Trade accounts receivable are due from numerous customers located in many geographic regions throughout the United States, Canada and Europe. The Company performs ongoing credit evaluations of its customers' financial condition and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. The Company does not require collateral from its customers. Accounts receivable balances that are determined to be uncollectible are included in the allowance for doubtful accounts. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. Based on the information available, management believes the allowance for doubtful accounts is adequate. However, actual write-offs might exceed the recorded allowances.

The Company's two largest customers during the eight months ended June 20, 2004 and the four months ended October 31, 2003 and the years ended June 30, 2003 and 2002, each accounted for the following percentage of the Company's revenues:

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

                     Eight months
                            ended        Four months ended            Year ended           Year ended
Customer            June 30, 2004         October 31, 2003         June 30, 2003        June 30, 2002
------------------------------------------------------------------------------------------------------
                                             (Predecessor)         (Predecessor)        (Predecessor)
A                              52%                      66%                   54%                  49%
B                               8%                       6%                    6%                  10%
======================================================================================================

Included in accounts receivable at June 30, 2004 and 2003 (Predecessor) is approximately $18,226,000 and $16,452,000, respectively, due from the two largest customers.

Sales of each of the Company's three significant product lines comprised the following percentages of the Company's total revenues for the eight months ended June 30, 2004 and the four months ended October 31, 2003 (Predecessor) and the years ended June 30, 2003 (Predecessor) and 2002 (Predecessor):

                                Eight months
                                       ended           Four months ended            Year ended            Year ended
Product Line                   June 30, 2004            October 31, 2003         June 30, 2003         June 30, 2002
---------------------------------------------------------------------------------------------------------------------
                                                           (Predecessor)         (Predecessor)         (Predecessor)
Landscape fabric                          52%                         59%                   48%                   51%
Fertilizer plant food                     13%                          5%                   12%                   14%
Landscape edging                          14%                          8%                   10%                   10%
=====================================================================================================================

International sales, primarily in Europe and Canada, were approximately 10%, 9%, 10%, and 6% of the Company's revenues for the eight months ended June 30, 2004 and the four months ended October 31, 2003 (Predecessor) and the years ended June 30, 2003 (Predecessor) and 2002 (Predecessor), respectively.

Substantially all raw material purchases for WeedBlock(R) landscape fabric are from one vendor, representing approximately 21%, 28%, 22% and 25% of the Company's consolidated raw material purchases during the eight months ended June 30, 2004 and the four months ended October 31, 2003 (Predecessor) and the years ended June 30, 2003 (Predecessor) and 2002 (Predecessor), respectively.

Management believes that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause delays and a possible loss of sales, which would adversely affect operating results. Included in accounts payable at June 30, 2004, 2003 and 2002 is $2,265,000, $1,723,000
and $1,609,000, due to this vendor, respectively.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

5. Inventories

Inventories consist of:

June 30,                                               2004                 2003
--------------------------------------------------------------------------------
                                                                   (Predecessor)

Raw and packaging materials                      $2,025,000           $4,834,000
Finished goods                                    3,403,000            4,304,000
--------------------------------------------------------------------------------

                                                 $5,428,000           $9,138,000
================================================================================

6. Property and Equipment

Property and equipment consist of:

June 30,                                               2004                 2003
--------------------------------------------------------------------------------
                                                                   (Predecessor)

Furniture, fixtures and equipment              $  3,784,000          $11,423,000
Leasehold improvements                              308,000              858,000
--------------------------------------------------------------------------------
                                                  4,092,000           12,281,000
Less accumulated depreciation                      (697,000)           8,263,000
--------------------------------------------------------------------------------

                                               $  3,395,000          $ 4,018,000
================================================================================

Furniture, fixtures and equipment acquired in the acquisition are being depreciated over the estimated remaining useful lives of 3.5 to 4.5 years. New equipment is depreciated over 5 to 7 years. Leasehold improvements acquired have been valued at historic cost and are being depreciated over the remainder of the original estimated useful lives at the date of acquisition, which results in an weighted average life of 1 year.

Depreciation expense was $703,000, $355,000, $1,630,000 and $1,657,000 during the eight months ended June 30, 2004 and the four months ended October 31, 2003 (Predecessor) and the years ended June 30, 2003 (Predecessor) and 2002 (Predecessor), respectively.

7. Intangible Assets

The Company recorded goodwill of $48,174,000 as a result of the acquisition of the operations. Goodwill in future years will be tested annually for impairment by comparing the fair market value with its carrying value.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

Other intangible assets, comprised of non-compete agreements, packaging tool costs and other intangible assets are being amortized over their respective estimated lives.

Effective July 1, 2001, the Predecessor adopted SFAS No. 141 and SFAS No. 142. and completed a reassessment of the useful lives of all intangible assets other than goodwill. No adjustments to previously determined amortization periods were considered necessary. The Predecessor had no intangible assets with indefinite useful lives other than goodwill at June 30, 2003. Remaining useful lives of intangible assets range from less than a year to 25 years. In conjunction with the adoption of SFAS No. 141 and SFAS No. 142, the Predecessor completed its transitional goodwill impairment test during 2002. Ampro and Golden West subsidiaries were the only reporting units where the carrying value exceeded the fair value of their net assets including goodwill. As of July 1, 2001, the net goodwill related to Ampro was $17,078,000. The Predecessor hired an independent valuation professional to assist in measuring the amount of the impairment. Based on the valuation, the Predecessor recorded an impairment loss of $9,390,000 during the year ended June 30, 2002 in the Consolidated Statement of Operations, as a cumulative effect of a change in accounting principle.

The net goodwill related to Golden West at July 1, 2001 was approximately $1,165,000. Based on a valuation prepared by Predecessor's management, an impairment loss of $492,000 was recorded during the year ended June 30, 2002 and was reported as a cumulative effect of a change in accounting principle in the Consolidated Statement of Operations.

The Predecesor's previous business combinations were accounted for using the purchase method. As a result of such combinations, the Predecessor recognized a significant amount of goodwill, which, in the aggregate, was $49,878,000, net of prior years' accumulated amortization at June 30, 2003.

Amortization expense for all intangible assets and deferred financing costs during the eight months ended June 30, 2004 and the four months ended October 31, 2003 (Predecessor) and the years ended June 30, 2003 (Predecessor) and 2002 (Predecessor) was $739,000, 531,000, $1,483,000 and $1,111,000, respectively.

8. Officer's Receivable

The Predecessor's officer's receivable represents an unsecured note which bore interest at the lower of the prime lending rate or 6.0% (effectively 4.0% at June 30, 2003). At June 30, 2003 and 2002, the balance on the outstanding note was $537,000, of which $25,000 was classified as current. Total related interest income amounted to $24,000 and $41,000 for the years ended June 30, 2003 and 2002, respectively. Principal payments on the note were due in annual installments.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

9. Revolving Credit Facility and Long-Term Debt

The Company and its parent, EYAS International, Inc., and their subsidiaries entered into four credit arrangements on October 29, 2003 to finance the acquisition of the assets of the Predecessor and to provide working capital. The Company also assumed from the Predecessor its obligation under the Junior Subordinated Debentures and related obligations.

The first credit facility was the amended and restated Loan and Security Agreement with Wells Fargo Foothill, Inc., which was a three year asset based lending revolving credit facility. This facility had a maximum borrowing level of $25 million, which was limited based upon having eligible accounts receivable and inventory. Interest was at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 2.75%, but not less than 5.25%. The facility had various covenants including minimum EBITDA, minimum EBITDA to pay the interest on the Trust Preferred Securities, a Funded Senior Debt Ratio, a Fixed Charge Coverage Ratio, and limits on Capital Expenditures. EBITDA is defined as Earnings Before Interest, Taxes, Depreciation and Amortization. The facility had a term ending October 29, 2006 and was secured by all of the assets of the Company and it's parents and subsidiaries.

On April 27, 2004 the Company and its parents and subsidiaries entered into a new senior revolving credit facility replacing the Wells Fargo Foothill, Inc. facility described in the previous paragraph. The new facility is with the LaSalle Business Credit, L.L.C. who is the Agent for and one of the lenders on the facility. The new asset based lending revolving credit facility has an original term of three years and then is automatically renewable from year to year at the option of the lenders and the Company. The facility has a maximum borrowing level of $25 million. The facility is secured by all the assets of the Company and it's parents and subsidiaries. The actual borrowing level is limited based upon having eligible accounts receivable, inventory and for parts of the year, the seasonal availability amount. Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 3.25%. The new facility has various financial covenants identical to the replaced facility including minimum EBITDA, minimum EBITDA to pay interest on the Trust Preferred Securities, a Fixed Charge Coverage Ratio, a Funded Senior Debt Ratio/Leverage Ratio and limits on Capital Expenditures. The current portion of long-term debt at June 30, 2004 includes the revolving credit facility balance of $13,525,000, although this obligation does not mature until April, 2007. The credit facility agreement requires that collections from customers be deposited into cash collateral accounts that directly pay down the revolving note payable. The credit facility agreement also contains a clause that would allow acceleration of payment of the revolving note payable in case of a "material adverse change." Management does not believe that any such acceleration will occur and that the revolving note payable will provide long-term liquidity; however, Emerging Issues

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

Task Force Issue 95-22 requires a revolving credit agreement that includes both a subjective acceleration clause and a requirement to maintain an arrangement whereby cash collections from the borrower's customers directly reduce the debt outstanding, to be classified as a short-term obligation.

The second credit facility is with CapitalSource Finance LLC and includes two term loans. Term Loan A is in the amount of $14,315,000 of which $14,000,000 was borrowed and $13,063,000 was outstanding at June 30, 2004 and Term Loan B is in the amount of $9,713,750 of which $9,500,000 was borrowed and outstanding at June 30, 2004 plus accrued interest. Both Term Loans A and B mature on October 29, 2008 and are secured by all of the assets of the Company and it's parents and subsidiaries. Term Loan A bears interest at the greater of 5.75% over the prime rate or 10.00% and has monthly repayment of principal of $104,167 per month in year one, $166,667 per month in year two, $291,667 per month in years three and four and $312,500 per month in year five. The principal repayment schedule has the loan principal fully repaid at maturity. Term Loan B bears interest at the greater of 8.75% over the prime rate or 13.00% plus 7.00% of non-cash interest which is to be paid at the maturity of Term Loan B. Term Loans A and B also require mandatory pre-payments from the excess cash flow as defined in the loan agreement. The principal pre-payments ranges from 50% to 75% of the excess cash flow. The facility has financial covenants identical to those of the revolving credit facility described above.

At June 30, 2004, the Company exceeded its Fixed Charge Coverage Ratio and for the twelve months ending July 2004 and August 2004 the Company was below its minimum EBITDA level. The lenders have waived these defaults. The Company also was below the minimum EBITDA level required by the lenders to continue to pay the interest on the Junior Subordinated Debentures. As permitted by the Amended and Restated Junior Subordinated Indenture, the Company has notified the Trustee that it has exercised its right to defer the monthly interest payment commencing with the August 2004 payment.

The third credit facilities the Company entered into were two subordinated loan agreements, one with the Predecessor aggregating $1,600,000 and one with Central Garden & Pet Company aggregating $2,675,000. The subordinated Predecessor loan is the more junior of the subordinated loans. Both of these subordinated loans bear interest at 9% per annum due at maturity except for the repayment feature described in the following sentence, the loans mature, April 29, 2008, interest is payable at maturity and is reflected in the financial statements as non-cash interest. The Predecessor loan has a repayment feature based upon excess cash flow as defined in the second credit facility described in the second preceding paragraph. The $2,675,000 subordinated loan gives Central Garden & Pet Company the right to convert the loan plus accrued interest into a 49% ownership interest in the Company.

The fourth credit facility the Company entered into is described in Note 10.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

10. Trust Preferred Securities

The Company assumed from the Predecessor, certain of the Predecessor's obligations under the Junior Subordinated Debentures which were originally issued to U.S. Home & Garden Trust I, a wholly owned subsidiary of the Predecessor. Concurrent with this assumption, the name of U.S. Home & Garden Trust I was changed to Easy Gardener Products Trust I (the "Trust"), which is a wholly owned subsidiary of the Company. The purpose of the Trust is to hold as an asset, the Junior Subordinated Debentures which is a liability of the Company owed to the Trust and to reflect the Trust's obligation to the Company for the 78,000 common securities with a liquidation value of $25 per common share, with a face value of $1,950,000 and the obligation of the Trust for the 2,530,000 of 9.40% Cumulative Trust Preferred Securities outstanding with a liquidation value of $25 per security (the "Trust Preferred Securities"), having a total face value at the date of issuance to the public of $63,250,000. The common securities and Trust Preferred Securities are collectively referred to as the "Trust Securities". In accordance with FASB Interpretation No. 46 with Revisions, the Trust has not been consolidated in the Company's financial statements at June 30, 2004. Accordingly, the Company's financial statements include in other assets, its interest in the common shares of the Trust, the 9.40% Cumulative Trust Preferred Securites it acquired and the amounts due from the prior lender of the Predecessor as described in the following paragraph and its liability to the Trust for the Junior Subordinated Debentures. The Trust Preferred Securities were first issued in a public offering in 1998. The Junior Subordinated Debentures are the only assets of the Trust and have a face value outstanding of $65,200,000, and interest rate of 9.40% and mature on April 15, 2028. Distribution of interest on the Junior Subordinated Debentures is payable monthly in arrears by the Trust. The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature in total on April 15, 2028, but may be redeemed at the option of the Company at any time.

The Company has entered into two agreements with a prior lender of the Predecessor giving the prior lender the rights to acquire up to 189,750 of the 9.40% Cumulative Trust Preferred Securities acquired by the Company. Under the first agreement, the prior lender can purchase up to 94,875 of the redeemed shares at an exercise price of $9.00 per share. Under the second agreement, the prior lender is forgoing monthly cash interest on an additional 94,875 of the redeemed shares until the exercise price of such shares is reduced to $0 at which point the underlying securities will be transferred to the prior lender and cash interest will begin being paid to the prior lender on such securities. The prior lender can also use option shares as consideration for the exercise price. The exercise price on these securities at the date of purchase of the operations was $4.30 and is reduced by approximately $.20 each month. The options expire on May 19, 2009. The fair value of the total 189,750 options granted have been reflected at the average quoted market price of

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

$17.00 per share reduced by the proceeds to be received on the exercise of the options of $1,262,000. The $17.00 per share calculation is described in the second following paragraph.

During the quarter ended March 31, 2004, the prior lender of U.S. Home & Garden, Inc. exercised their right under the first option agreement, to acquire 94,875 shares of the Trust Preferred Securities at an exercise price of $9.00 per share. The option agreement provided for a cashless exercise which was used for this transaction. The Company received back 37,620 shares of the option securities, which based on the market value of such shares at the exercise date of $22.70 per share, represents the total exercise price of the option of $854,000. The 37,620 shares are now reflected as Treasury shares owned by the Company.

The fair value of the Junior Subordinated Debentures on November 1, 2003 was approximately $44,336,000. The value was based on the average quoted market prices of $17.00 of the 9.40% Cumulative Trust Preferred Securities on the five days before and five days after the acquisition date. The Junior Subordinated Debentures have been reflected in the opening balance sheet of the Company at fair value and the discount from the face value is being amortized, using the constant yield to maturity method of amortization, over 25 years to the maturity date. Deferred taxes have been recorded on the discount amount. The amortization of discount for the eight months ended June 30, 2004 was $67,000. As a result of the exercise of options described in the preceding paragraph, the number of treasury shares increased 37,620 shares with a value of $854,000 and the consideration on the exercise of the options was reduced by an equal amount. As a result of the foregoing of monthly cash interest as described in the second preceding paragraph, the amount due at the exercise of the options was reduced by the forgone interest of $149,000 for the eight months ended June 30, 2004.

Distributions of interest on the Junior Subordinated Debentures is payable monthly in arrears by the Trust and recorded as interest expense.

The Junior Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right to certain other indebtedness of the Company. Currently, the Company does not have any indebtedness outstanding which ranks equal to or junior to such securities.

The Company's more senior lenders have required the deferral of the payment of interest on the Junior Subordinated Debentures. If interest on the Junior Subordinated Debentures is deferred, the distributions on the Trust Securities and by definition, the Trust Preferred Securities is also deferred. The deferral of interest can be done for a period not to exceed 60 consecutive months with no change in the rights of the lenders. During any such deferral period, interest on the Junior Subordinated Debentures and distributions on the Trust Securities will accrue and compound monthly at an annualized rate of 9.40% and, subject to certain exceptions, the Company may not declare or pay distributions on its capital or debt securities that rank equal to or junior to the Subordinated Debentures.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

The Company announced in early August 2004 that it had informed the Trustee for the Amended and Restated Junior Subordinated Indenture, under which the Trust Preferred Securities were issued, that in accordance with Section 3.11 of the Indenture, it has exercised its right to defer (not cancel) the monthly interest payments commencing with the August 2004 payment. The deferral of interest payments does not change the Company's obligation to pay the monthly interest payment but allows the payments to be made at a later date. Deferred payments earn interest monthly at the annualized rate of 9.40%. The Company has not determined the length of time it will exercise its rights to defer the monthly interest. It does not believe that payments will be deferred for the maximum 60 consecutive months allowed. The deferred interest plus interest thereon will be included in the financial statements as non-cash interest.

The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Junior Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the securities plus any accumulated and unpaid distributions. The Junior Subordinated Debentures mature in total on April 15, 2028, but may be redeemed at the option of the Company at any time. The Company effectively provides a full and unconditional guarantee of the Trust's obligations under the Trust Securities to the extent that the Trust has funds sufficient to make such payments.

11. Predecessor's Revolving Credit Facility and Long-Term Debt

The Predecessor entered into a senior credit facility dated as of October 30, 2002 for the Predecessor and its material subsidiaries. Wells Fargo Foothill, Inc., which was the administrative agent for the facility, was also the revolving credit lender, and Ableco Finance LLC provided a term loan. The total amount of the credit facility was $35 million, of which $23 million was a revolving credit facility and $12 million was a term loan. The credit facility matured October 30, 2005. Interest on the revolving credit facility was at variable annual interest rates based on the prime rate or LIBOR plus applicable marginal rates. Interest on the term loan was at variable annual interest rates based on the prime rate with a minimum rate of 9.75% plus 2% of accrued interest payable upon maturity (non-cash). The balance of the term loan at June 30, 2003 including non-cash interest, was $12,142,000. The interest rate on the term loan increased 2% each year the balance was outstanding. Borrowings on the revolving credit facility were $15,085,000 at June 30, 2003 and are limited based on eligible borrowing bases, effectively $17,659,000 at June 30, 2003.

The Predecessor's obligations and the obligations of its material subsidiaries under the credit facility were secured by a security interest in favor of the lenders in substantially all of the assets of the Predecessor and its material subsidiaries. The Predecessor and its material subsidiaries were subject to certain financial and other covenants under the credit facility. At the end of January 2003, the Predecessor's financial performance created a "Triggering Event"

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

which increased the interest rate on the term loan in February 2003 through June 2003 by 2.5% points, to 14.25%. At June 30, 2003, the Predecessor was in violation of certain covenants which continued until the term loan was repaid. Due to the covenant violations, the interest rates on both the term loan and the revolving credit facility increased by 3% points, to 17.25%, and the lender could require the Predecessor to pay all principal and accrued interest at any time. Consequently, the Predecessor reclassified all of the revolving credit facility and long-term debt as short term obligations.

The completion of the transaction described in Note 1 resulted in the repayment of the term loan and assumption of the revolving credit facility by the Company.

12. Commitments

Operating Leases

The Company leases office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2006. The future minimum lease payments under these non-cancelable operating leases are as follows:

             Year ended June 30,                                Amount
             ---------------------------------------------------------

             2005                                       $      602,000
             2006                                              268,000
             2007                                                9,000
             2008                                                6,000
             ---------------------------------------------------------
                                                        $      885,000
             =========================================================

Rent expense was approximately $443,000, and $370,000 for the eight months ended June 30, 2004 and the four months ended October 31, 2003 (Predecessor), respectively, and $944,000 and $891,000 for the years ended June 30, 2003 and 2002 (Predecessor), respectively.

Defined Contribution Plan

The Predecessor through its subsidiary Easy Gardener, Inc. had established an employee defined contribution benefit plan (the Plan). The Company assumed the Plan for all of its eligible employees. The Company and its Predecessor (collectively, "the Employer") both match the first 60% of employee contributions up to 5% of the employee's wage base. The Plan also allows discretionary contributions by the Employer. The Employer contributions vest over a five-year period. Total expense associated with the plans for the eight months ended June 30, 2004 and the four months ended October 31, 2003 (Predecessor), and for the years ended

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

June 30, 2003 and 2002 was approximately $81,000, $73,000, $174,000 and
$321,000, respectively.

13. Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate amount of any monetary liability or financial impact with respect to these matters at June 30, 2004 cannot be ascertained.

14. Capital/ Stockholders' Equity - Predecessor

As described in Note 9, the Company has given Central Garden & Pet Company the right to convert it's subordinated loan plus accrued interest into a 49% ownership interest in the Company. The Company has also given Central Garden & Pet Company an option, which is exercisable after October 29, 2006, to purchase the remaining 51% interest in the Company based upon a multiple of EBITDA less any debt assumed.

Preferred Stock

The Predecessor was authorized to issue 1,000,000 shares of preferred stock with such designations, rights and preference as may be determined from time to time by its Board of Directors. No shares of the preferred stock were outstanding.

Common Stock

The Predecessor was authorized up to 75,000,000 common shares having a par value of $0.001 per share. In September 1998, the Predecessor adopted a Stockholders' Rights Agreement commonly known as a "poison pill", which provided that in the event an individual or entity becomes a beneficial holder of 12% or more of the shares of the Predecessor's capital stock, other stockholders shall have the right to purchase shares (or in some cases, the acquirer's) common stock at 50% of its then market value.

Stock Option Plans

The Predecessor had 5 stock option plans and a "non-plan". At June 30, 2001 the Predecessor had outstanding 5,687,000 options with exercise prices ranging from $0.01 to $4.69, a weight average exercise price of $2.34, and an average remaining life of 2.0 years. Of such options, 5,135,000 were exercisable at a weight average exercise price of $2.38. At June 30, 2002 the Predecessor had outstanding 4,914,000 options with exercise prices ranging from $0.01 to $4.69, a weighted average exercise price of $2.13 and a weighted average remaining life of 3.3

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

years. Of such options, 4,604,000 were exercisable at a weighted average exercise price of $2.16. During fiscal 2002, 99,000 new options were granted and 872,000 options expired and 320,000 additional options became exercisable and 851,000 exercisable options expired decreasing the weighted average exercise price to $2.16. At June 30, 2003 the Predecessor had outstanding 4,664,000 options with exercise prices ranging from $0.01 to $4.69, with a weighted average exercise price of $2.29 and a weighted average remaining life of 1.9 years. Of such options, 4,342,000 were exercisable at a weighted average exercise price of $2.29. During fiscal 2003, 20,000 new options were granted and 270,000 options expired and 89,000 additional options became exercisable, 200,000 options were exercised and 151,000 exercisable options expired increasing the weighted average exercise price to $2.29 The following table summarizes the above stock options outstanding and exercisable at June 30, 2003:

                                       Outstanding                           Exercisable
                         ---------------------------------------       ----------------------
                                                        Weighted                     Weighted
                                         Average         Average                      Average
  Range of Exercise                     Remaining       Exercise                     Exercise
        Price             Options          Life           Price         Options        Price
---------------------------------------------------------------------------------------------
      $0.01 - 1.00          30,000       4.3 years        $0.50           10,000        $0.53
       1.01 - 2.00         733,000       3.0 years         1.68          431,000         1.67
       2.01 - 3.00       3,142,000       1.9 years         2.13        3,142,000         2.13
       3.01 - 4.00         699,000       2.0 years         3.23          699,000         3.23
       4.01 - 4.69          60,000        .9 years         4.22           60,000         4.22
---------------------------------------------------------------------------------------------
      $0.01 - 4.69       4,664,000       1.9 years        $2.24        4,342,000        $2.29
=============================================================================================

Warrants

In connection with certain business transactions and stock offerings, the Predecessor granted various warrants to purchase common stock.

The following schedule summarizes the activity:

                              Weighted Average                                                Weighted Average
                                 Warrant Price                                                       Remaining
                                     Per Share           Outstanding (1)      Exercisable     Contractual Life
--------------------------------------------------------------------------------------------------------------
June 30, 2001                             3.31             1,111,000            1,011,000              2 years
Granted                                    .70             1,179,000            1,179,000
Expired                                   3.14              (786,000)            (786,000)
Became exercisable                        7.00                    --              100,000
--------------------------------------------------------------------------------------------------------------
June 30, 2003  and 2002                  $1.35             1,504,000            1,504,000            4.3 years
==============================================================================================================

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

(1) The warrants contain anti-dilution provisions which could affect the number of shares of common issuable stock upon the exercise of the warrants as well as the per share warrant prices. Additionally, these warrants contain certain redemption provisions.

Common Stock Reserved

At June 30, 2003, approximately 7,819,000 shares of the Predecessor's common stock had been reserved for issuance upon the exercise of warrants and options.

Stock-Based Compensation

The Predecessor applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director stock option plans. Under all of the option plans, the exercise price of the options equals or exceeds the market price of the underlying stock on the date of the grant and therefore, no compensation cost is recognized.

15. Refinancing and Transaction Costs

Refinancing and transaction costs included in the Consolidated Statements of Operations for the eight months ended June 30, 2004 of $410,000 were related to deferred cost written-off due to the replacement of the Wells Fargo Foothill, Inc. revolving credit facility with the LaSalle Business Credit LLC facility. Such expenses for the four months ended October 31, 2003 were $159,000 and for the years ended June 30, 2003 and 2002 of the Predecessor relate to the refinancings described in Note 11 to the financial statements and the asset sale described in Note 1 to the financial statements. As a result of the refinancing of the Predecessor, the Predecessor wrote-off $1,928,000 of previously deferred financing costs and discounts related to the replaced financing agreements and also recorded fees and expenses of $2,363,000 in the year ended June 30, 2003. The Predecessor capitalized $2,012,000 of deferred financing costs related to the new financing during the year ended June 30, 2003.

16. Income Taxes

The deferred tax liability of the Company is comprised of the following:

      June 30,                                                                           2004
      ---------------------------------------------------------------------------------------
      Discount on the Junior Subordinated Debentures                           $    6,610,000

      Difference between book and tax basis of Weatherly Companies                  4,252,000
      ---------------------------------------------------------------------------------------

                                                                               $   10,862,000
      =======================================================================================

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

Deferred tax assets and liabilities of the Predecessor consist principally of the following:

        June 30,                                                      2003
        ------------------------------------------------------------------

        Deferred tax assets:
            Net operating loss carryforward                 $    9,975,000
            Accumulated depreciation and
                amortization                                     2,752,000
            Accounts receivable allowance                          220,000
            Inventory allowance                                    152,000
            Other                                                   13,000
        ------------------------------------------------------------------

        Gross deferred tax assets                               13,112,000
        Less valuation allowance                               (9,778,000)
        ------------------------------------------------------------------

        Total deferred tax assets                           $    3,334,000
        ==================================================================

        Deferred tax liabilities-
        Accumulated depreciation and amortization           $   (3,188,000)
        ==================================================================
        Net                                                 $      146,000
        ------------------------------------------------------------------

The valuation allowance of $9,778,000 was recorded due to the uncertainty of the Predecessor's ability to generate sufficient future taxable income to realize total gross deferred tax assets.

The Predecessor's net operating loss carryforward for federal income tax purposes amounted to $29,339,000 at June 30, 2003, and expires in 2022.

The net deferred income taxes of the Predecessor as of June 30, 2003 and 2002 are presented in the balance sheets as follows:

        June 30,                                                      2003
        ------------------------------------------------------------------

        Current asset                                       $      385,000
        Long-term liability                                 $      239,000
        ==================================================================

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

The income tax provision (benefit) consists of:

      Year ended June 30,     2004 (1)             2003              2002
      --------------------------------------------------------------------
                                          (Predecessor)     (Predecessor)
      Current:
          Federal             $325,000        $      --         $      --
          State                 45,000          133,000           374,000
      --------------------------------------------------------------------

                               370,000          133,000           374,000
      --------------------------------------------------------------------

          Deferred              92,000               --          (146,000)
      --------------------------------------------------------------------

                              $462,000        $ 133,000         $ 228,000
      ====================================================================

----------

(1)   Net of tax benefit on loss from discontinued operations of $236,000

The income tax expense of the Predecessor for the year ended June 30, 2003 was due to state income taxes. No income tax benefit was recorded during the year due to the effects of recording the valuation allowance noted above. The following is a reconciliation between the federal statutory income tax rate and the Predecessor's effective tax rate including discontinued operations relating to income from continuing operations before minority interest and extraordinary gain:

Year ended June 30,                              2004            2003            2002
---------------------------------------------------------------------------------------
Income tax provision computed at
    Federal Statutory rate                       34.0%          (34.0)%         (34.0)%
State taxes, net of Federal tax effects           0.8             2.4           (62.3)
Nondeductible amortization and other             (0.2)            0.4             1.8
Changes in valuation allowance on
    deferred tax assets                            --            34.0            36.9

---------------------------------------------------------------------------------------
Income Tax Expense                               34.6%            2.8%          (57.6)%
=======================================================================================

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

17. Supplemental Cash Flow Information

                                                  Eight Months         Four Months
                                                    Ended June       Ended October          Year Ended           Year Ended
Year ended June 30,                                   30, 2004            31, 2003                2003                 2002
---------------------------------------------------------------------------------------------------------------------------
                                                                     (Predecessor)       (Predecessor)        (Predecessor)
                                                                       (Unaudited)
Cash paid (received) during the period for:

        Interest paid                              $ 5,870,000         $ 7,846,000         $ 7,846,000         $ 6,696,000

        Interest received                                   --                  --                  --             (83,000)

        Income taxes refunded                      $   (38,000)        $  (248,000)        $  (248,000)        $  (100,000)
===========================================================================================================================

Supplemental information regarding non-cash investing and financing activities of the Predecessor during the year ended June 30, 2002

       Discount on issuance of 16% subordinated notes
           at 90% of face amount                                  $    600,000

       Discount on issuance of warrants and options
           in conjunction with debt refinancing                   $    402,000

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                      Notes to Consolidated Financial Statements

18. Quarterly Information (Unaudited)

                                                First            October            Nov/Dec              Third            Fourth
Fiscal 2004                                   Quarter               2003               2003            Quarter           Quarter
--------------------------------------------------------------------------------------------------------------------------------
                                        (Predecessor)      (Predecessor)
Net sales                                $ 14,517,000       $  2,956,000       $  6,985,000       $ 23,638,000      $ 29,438,000

Gross profit                             $  5,733,000       $    787,000       $  2,627,000       $ 11,002,000      $ 12,978,000

Income (loss) from continuing
     operations                          $ (3,422,000)      $ (1,955,000)      $ (1,432,000)      $  1,102,000      $  1,562,000

Income (loss) from discontinued
     operations                          $    (74,000)      $     (1,000)      $    (40,000)      $    189,000      $   (607,000)

Net income (loss)                        $ (3,496,000)      $ (1,956,000)      $ (1,472,000)      $  1,291,000      $    955,000

                                                First             Second              Third             Fourth
Fiscal 2003                                   Quarter            Quarter            Quarter            Quarter
--------------------------------------------------------------------------------------------------------------
                                        (Predecessor)      (Predecessor)      (Predecessor)      (Predecessor)
Net sales                                $ 13,151,000       $ 12,351,000       $ 24,036,000       $ 26,706,000

Gross profit                             $  4,965,000       $  5,184,000       $ 11,278,000       $ 11,364,000

Income (loss) from continuing
     operations                          $ (3,878,000)      $ (6,276,000)      $  1,266,000       $  1,236,000

Loss from discontinued operations        $   (978,000)      $   (215,000)      $    (41,000)      $   (202,000)

Loss on disposal of discontinued
     operations                          $         --       $         --       $         --       $    (49,000)

Net income (loss)                        $ (4,856,000)      $ (6,491,000)      $  1,225,000       $    985,000

Differences between amounts included above and amounts previously reported on Form 10-Q are due to reclassification.

19. Predecessor Month of October 2003

The accompanying consolidated financial statements include the previously issued consolidated financial statements for the Predecessor. The Predecessor `s financial statements for the month of October, which is included in the 4 months ended October 31, 2003, does not include any transaction costs for October or the gain on the sale of the operations.

                                                          Consolidated Financial
                                                              Statement Schedule

                                     Easy Gardener Products Ltd and Subsidiaries

                                 Schedule II - Valuation and Qualifying Accounts

                                                            Charged to
                                             Beginning       Costs and                               Ending
                                               Balance        Expenses          Writeoffs           Balance
-----------------------------------------------------------------------------------------------------------
Reserves and Allowances Deducted
    from Asset Accounts (Continuing
    Operations):

Allowance for Doubtful Accounts
Predecessor:
    Year ended June 30, 2002                $  971,000        $425,000        $   (15,000)        $1,381,000

    Year ended June 30, 2003                $1,381,000        $ 25,000        $  (776,000)        $  630,000

Company:
    Eight months ended June 30, 2004        $  365,000        $     --        $  (172,000)        $  193,000


Reserve for Inventory Obsolescence
Predecessor:
    Year ended June 30, 2002                $1,340,000        $ 94,000        $(1,209,000)        $  225,000

    Year ended June 30, 2003                $  225,000        $ 16,000        $   (50,000)        $  191,000

Company:
    Eight months ended June 30, 2004        $1,777,000        $     --        $  (342,000)        $1,435,000

      Item 1. Business

            The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company's growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion, changes in interest rates, ability to service debt, activities of competitors, ability to successfully introduce new products and product lines, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, the ability to maintain adequate financing arrangements necessary to fund operations and the general condition of the economy and its effect on the securities markets and other risks detailed in other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

            Easy Gardener Products, Ltd, (the "Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its own operations and through its wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. which owns Weatherly Consumer Products, Inc.("Weatherly"), and Easy Gardener UK Ltd. The products include weed preventive landscape fabrics, fertilizer and plant food spikes, decorative landscape edging, shade cloth and root feeders, which are sold under recognized brand names such as WeedBlock(R), Easy Gardener(R), Jobe's(R), Emerald Edge(R), Sun Screen Fabric(TM), Ross(R), Tensar(R), and Landmaster(R). The Company believes it has significant market share and favorable brand-name recognition in several of its primary product categories. It markets products through most large national home improvement and mass merchant retailers ("Retail Accounts"), including Home Depot, Lowe's, Kmart, Wal-Mart, Ace Hardware and TruServe in North America and Europe. These operations were acquired from U.S. Home & Garden Inc. (the "Predecessor") effective November 1, 2003. In accordance with the requirements of purchase accounting, all acquired assets and liabilities were restated to reflect their respective fair values at the date of purchase. As a result of the acquisition, the Company recorded $27,115,000 of acquired intangible assets, $23,565,000 was assigned to brand values having an indefinite useful life, $976,000 was assigned to patents and other intangibles having a weighted average useful life of nine years, $1,570,000 was assigned to non-compete agreements having a weighted average useful life of eight years, and $1,004,000 was allocated to package design having a useful life of three years. The Company assigned $48,174,000 of the purchase price of the acquired operations to goodwill, which is not being amortized. Goodwill and brand values will be subject to testing for impairment losses in future years. The amounts assigned to assets and liabilities acquired and the related computation of amortization were based on preliminary estimates for prior quarters. The Company has completed its valuation of these assets and liabilities and all adjustments were reflected in the June 30, 2004 financial statements.

            The acquisition of the operations comprised approximately 99% of the consolidated sales, 98% of the consolidated assets and 99% of the consolidated liabilities of (the "Predecessor"), U.S. Home & Garden Inc. The accompanying consolidated financial statements also include the previously issued audited consolidated balance sheet of U.S. Home & Garden Inc. at June 30, 2003 and the consolidated audited statements of operations and audited consolidated statements of cash flows for the years ended June 30, 2003 and 2002. The accompanying consolidated financial statements also include the unaudited consolidated statements of operations and unaudited consolidated statements of cash flows of U.S. Home & Garden Inc. for the four months ended October 31, 2003 before transaction costs and the gain on the sale of the operations. The U.S. Home & Garden Inc. consolidated financial statements describe above and include herein are referred to as the "Predecessor" financial statements.

            The consumer lawn and garden market continues to become more consolidated with fewer retailers accounting for an increasing percentage of all lawn and garden products sold. This increasing concentration leverage provides the largest retailers with greater leverage over their suppliers, such as the Company. This leverage can result in the decreased margins for suppliers, including the Company, who may be required to make greater price concessions to their large retail accounts without being able to reduce the costs of products sold by them to the retailers. This leverage by the large retailers can also increase sales volatility for the Company as well as other suppliers of lawn and garden products. There also continues to be a consolidation of the vendors supplying fewer retailers.

            The Company is organized under the laws of the State of Texas in June 2002 and commenced operations in November 2003. The Company conducts operations directly and through subsidiaries. The fertilizer and plant food spikes operations are conducted through Weatherly Consumer Products Group, Inc. and its subsidiary, Weatherly Consumer Products, Inc ("Weatherly"). Most of the International operations, excluding sales to Canada are conducted through the Easy Gardener UK Ltd. subsidiary. Unless the context suggests otherwise, references in this Report to "we", "us", "the Company", or "our" refer to Easy Gardener Products, Ltd. and its subsidiaries. The executive offices are located at 3022 Franklin Avenue, Waco, Texas 76710, and the telephone number is (254) 753-5353.

Lawn and Garden Industry

            Historically, the lawn and garden industry was comprised of relatively small regional manufacturers and distributors whose products were sold to consumers primarily through local nurseries and garden centers. As the industry has grown, national home improvement and mass merchant retailers have replaced many of these local garden centers as the primary retail source for lawn and garden products. In an effort to improve operating margins and reduce the number of vendors needed to source high volume lawn and garden products, the preference among home improvement and mass merchant retailers has shifted towards single source suppliers that offer broad product lines of consumer brand-name merchandise and the product support necessary to stimulate consumer demand and ensure timely and cost effective order fulfillment. Smaller regional suppliers generally lack the capital and other resources necessary to offer the variety and number of product lines, the product support and the inventory stocking and tracking capabilities required by national home improvement and mass merchant retailers. As previously noted, the consolidation of garden retailers from local nurseries and garden centers to national home improvement and mass merchant retailers provide the largest retailers with greater leverage on their suppliers, including the Company.

Consumer Lawn and Garden Products

            The primary consumer lawn and garden products marketed by the Company are as follows. Historical sales data includes data of the Predecessor prior to November 1, 2003.

            Landscape Fabric. The Company markets different types of landscape fabric in varying thicknesses and strengths under the trade names WeedBlock(R), MicroPore(R), Pro WeedBlock(TM), and Landmaster(R). Landscape fabrics allow water, nutrients and oxygen to filter through to the soil but prevent weed growth by blocking sunlight. The Company's primary landscape fabrics are made from non-woven fabrics, which are generally manufactured with extruded polymers, pressed or vacuum formed into thin sheets having the feel and texture of light plastics. For the fiscal years ended June 30, 2004, 2003, and 2002, sales of landscape fabric represented approximately 54%, 48%, and 51%, respectively, of consolidated invoiced sales.

            Fertilizer and Plant Food. Fertilizer spikes deliver plant food nutrients directly to the root of the plant, an alternative method of maintaining plant health to surface-delivered liquid or solid fertilizers. The Company markets a variety of indoor and outdoor specialty fertilizer and plant food spikes primarily under the Jobe's(R) tradename, one of the most recognized brands in the consumer lawn and garden industry. For the years ended June 30, 2004, 2003, and 2002, sales of fertilizer and plant food constituted approximately 11%, 12%, and 14%, respectively, of consolidated invoiced sales.

            Landscape Edging. The Company markets a variety of resin-based decorative landscape edgings under trade names including Emerald Edge(R), Fiber Edge(R), and Terra Cotta Tiles(TM). The decorative edgings are used by consumers to define the perimeter of planting areas with a variety of designs which include stone, log, terra cotta tiles and picket fences. For the years ended June 30, 2004, 2003, and 2002, sales of landscape edging constituted approximately 13%, 10%, and 10%, respectively, of consolidated invoiced sales.

            Sun Screen Fabric. The Company markets sun screen fabrics in a variety of sizes and colors. Sun Screen is utilized generally in conjunction with some type of outdoor structure such as a patio veranda, and provides shade, privacy or protection from wind for people, plants and pets.

            Fertilizers and Root Feeders. The Company also markets fertilizers under the Ross(TM) trade name. The Ross fertilizer, when applied through a Ross Root Feeder, a long steel irrigation tube with a hose connector that is inserted deep into the ground, provides the homeowner with a means of deep feeding and irrigating trees and shrubs. The Ross Root Feeder may also be used without fertilizer as a deep watering device.

            Lawn and Garden Fencing. The Company markets resin-based fencing for lawns and gardens. The fencing products are marketed for use by the consumer for numerous applications including preventing animals from entering a garden or orchard.

            Other Products. In addition to landscape fabrics, fertilizer and plant food spikes, landscape edging, sun screen, fertilizers and root feeders, and lawn and garden fencing the Company also sells complementary lawn and garden products for the home gardener. The products include a line of animal repellents that are formulated to deter dogs, cats, deer and rabbits from destroying garden and landscape environs, a variety of protective plant and tree covers, bird and animal mesh blocks, protective garden and tree netting to prevent animal damage, and synthetic mulch and fabric pegs.

Conversion, Manufacturing and Supply

            Except for the materials for the WeedBlock(R) landscape fabric, which are obtained primarily from a single source, the basic materials for consumer lawn and garden products are purchased from a variety of suppliers. All of such materials are converted, packaged and shipped by the Company from either the Waco, Texas facility, the Paris, Kentucky facility or the facility located in Colorado.

            The Company purchases most of the landscape fabric used to manufacture WeedBlock(R) from Tredegar Industries, Inc. ("Tredegar"). The Company purchases large rolls of various types of landscape fabric from Tredegar for shipment to the Waco, Texas facility where it is sized, cut and packaged for consumer sale. Although the Company has purchased most of its supply from Tredegar for over 10 years and believes that its relationship with Tredegar is good, Tredegar is free to terminate its relationship with the Company at any time and accordingly could market its fabrics to other companies, including competitors. Nevertheless, the Company owns the registered trademark "WeedBlock(R)" and to the extent that it establishes alternative supply arrangements, the Company's rights to market products under the WeedBlock(R) brand name would continue without restriction.

            The Company manufactures and packages the Jobe's(R) fertilizer spikes at its Paris, Kentucky facility. The raw materials that comprise indoor fertilizer spikes are mixed with a binding agent and then passed through an extrusion process which feeds a continuous strand of fertilizer through a heat-drying system. The strand is then cut into ready-to-use fertilizer spikes which are then machine counted and packaged into shelf-ready blisterpacks. Outdoor fertilizer spikes are manufactured in a similar manner except rather than passing through an extrusion process, the outdoor spikes are processed through molds, which shape the spikes into their final form. The outdoor spikes are packaged in either a foil pouch, bag or box.

            The specifications for the landscape edging and root feeder products and packaging are designed by the Company and independent design consultants. The products are then manufactured and packaged by third party manufacturers according to the Company's specifications and generally are sent to the Company's facilities for shipment to customers.

            The material used in the sun screen fabric and resin-based fencing is manufactured for the Company pursuant to open purchase orders. The material is then sized and cut for consumer sale at the Waco, Texas facility.

Customers

            Customers include home improvement centers, mass merchandisers, hardware stores, nurseries, and garden centers and other retail channels throughout North America and Europe. Using the historical data of the Predecessor prior to November 1, 2003, the Company's customer profile is as follows.

            The two largest customers for fiscal 2004, Home Depot and Lowes, accounted for approximately 55% and 8%, respectively, of consolidated invoiced sales during that period. The two largest customers for fiscal 2003, Home Depot and Ace Hardware, accounted for approximately 54% and 6%, respectively, of consolidated invoiced sales during that period. The two largest customers for fiscal 2002, Home Depot and Lowe's, accounted for approximately 49% and 10%, respectively, of consolidated invoiced sales during such year. The ten largest customers as a group accounted for approximately 81%, 77% and 78% of consolidated invoiced sales during fiscal 2004, 2003, and 2002, respectively. Sales to such customers are not governed by any contractual arrangement and are made pursuant to standard purchase orders. Though the Company believes that relations with its largest customers are good, the loss of any of these customers could have an adverse effect upon the results of operations. International sales are subject to certain additional risks in doing business in foreign countries including, but not limited to, currency exchange rate fluctuations and tariffs.

            The sales are concentrated in the United States, with international sales (primarily in Europe and Canada) accounting for approximately 10%, 10%, and 6% of invoiced sales for each of fiscal 2004, 2003 and 2002, respectively. The Company is currently attempting to develop additional relationships with distributors outside of the United States.

Sales and Marketing

            The selling efforts are managed by two Vice Presidents of Sales. One specializes in national home center customers and the other directs four regional sales managers responsible for mass merchants, hardware and all other marketing channels. Because of the service-oriented nature of the business, the sales managers devote a substantial amount of their time to servicing and maintaining relationships with the largest customers in addition to managing the overall sales operations. The Company also utilizes the services of over 36 non-exclusive independent sales organizations. This integrated sales approach is designed to help achieve sales of all products to all customers in a cost effective manner.

            The marketing activities are coordinated by the National Marketing Manager. In addition to designing and developing the distinctive packaging and overall advertising and promotional activities of the product offerings, the National Marketing Manager works closely with the sales organization to help develop programs which are tailored to the strategies of the key Retail Accounts.

            The Company expects that the lawn and garden products will continue to be marketed by retailers primarily through the use of special displays and in-store consumer promotions in Retail Accounts, hardware stores, nurseries and garden centers. In addition the Company believes that a substantial portion of lawn and garden sales are impulse driven and not overly price sensitive. Therefore the Company seeks to increase consumer awareness, understanding and brand identification of the products through distinctive packaging and point-of-sale displays. Retail Accounts and other customers receive the products in packaging that is easily displayed. The retail product packaging is informative to the end-user and incorporates attention getting, eye-pleasing color schemes. The Company also tailors its displays to the evolving needs of retailers. Because many home improvement and mass merchant retailers maintain outdoor sales areas for their lawn and garden products, the Company utilizes waterproof displays for many of the products. In addition, the Company meets the specific needs of many of its larger customers by tailoring the size of its displays to the dimensions requested by such customers. The independent sales representatives periodically visit individual retail outlets to assist Retail Accounts in achieving innovative and optimal use of the distinctive store displays.

            The Company and its Predecessor spent approximately $2.8 million in fiscal 2004 on a combination of media development, print, radio and television advertising, cooperative advertising (advertising done in conjunction with retailers), attendance at trade shows and public relations to promote awareness, understanding and brand identification of the lawn and garden products.

            The Company and its Predecessor utilized a substantial portion of its marketing budget for fiscal 2004 on cooperative advertising in conjunction with key retail customers.

New Product Development

            The Company believes that new product development is critical to its long-term success. Accordingly, it has established a new product development organization using two experienced individuals who are very experienced with all facets of the Company's operations to lead and coordinate these activities together with the help of consultants specializing in new product development research. As a new Company with limited recent experience in new product development and with limited financial resources, the Company's ability to execute an aggressive new product development strategy to enhance operating results and cash flow is unknown.

Information Systems

            The Company maintains a sophisticated retail data information system, which enables it to provide timely and efficient order fulfillment to its Retail Accounts and other customers. Internally, the information system tracks orders and deliveries and provides exception reports if product is not delivered on time. The systems "push" the necessary information to the proper personnel, allowing them to react quickly to information. The purchase order process can be paperless, with most Retail Accounts placing their orders through an electronic data interchange with the Company.

            The Company has implemented the QAD Applications e-business supply-chain enabled enterprise planning software.

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

            Due to the seasonality of the Company's business as described above, a substantial portion of the Company's sales and cash flows are generated in the peak growing season of the year which are the March 31 quarter and most significantly the June 30 quarter. Adverse weather in the June 30, 2004 quarter had a negative impact on sales.

Inventory and Distribution

            In order to meet product demand, the Predecessor historically kept relatively large amounts of product inventory on hand during the months of highest demand. As a result of changes in customer inventory purchasing patterns described in the second preceding paragraph and improved communications with customers and suppliers, the Company improved its ability to meet customer demands without maintaining high inventory levels. Retail Accounts generally require delivery within five business days. Orders are normally processed within 48 hours and shipped by common carrier. The Company's shipping and freight costs have increased due to increasing oil prices, higher costs from the freight carriers and smaller order size, and increased volume to a significant customer that stipulates which freight carriers are to be used. The required freight carriers are frequently not the lowest cost.

Competition

            The consumer lawn and garden care industry is highly competitive and somewhat fragmented. With respect to the Company's sale of consumer lawn and garden products, the Company competes with a combination of national and regional companies including catalog and Internet e-commerce businesses specializing in the marketing of lawn and garden care products. The Scotts Company, in particular, has captured a significant and controlling share in a variety of categories as a result of their acquisition of the Ortho brand and the licensing of the

Roundup brand for the consumer market. Scotts also markets products under the Scotts and Miracle-Gro brands which compete both directly and indirectly with many of the Company's products. Many of the Company's competitors have achieved significant national, regional and local brand name and product recognition and engage in frequent and extensive advertising and promotional programs. Many of these companies have substantially greater financial, technical, marketing and other resources than the Company.

            Large, dominant manufacturers, which manufacture and sell lawn and garden products, such as the Scotts Company, and other lawn and garden care companies have, in the past, manufactured and marketed landscape fabrics. However, currently few of such competitors compete with the Company in this product category. Nevertheless, well-capitalized companies and smaller regional firms may develop and market landscape fabrics and compete with the Company for customers who purchase such products.

            Among the Company's competitors in the lawn and garden market for the Jobe's spike line of fertilizer products is the Scotts Company, which markets competing products under the Miracle-Gro brand.

Government Regulation

            The Company is subject to many laws and governmental regulations and the changes in these laws and regulations resulting from their interpretation by agencies and the courts.

            Fertilizer and Pesticide Regulation. Products marketed, or which may be marketed, by the Company as fertilizers or pesticides, are subject to an extensive and frequently evolving statutory and regulatory framework, at both the Federal and state levels. The distribution and sale of pesticides is subject to regulation by the U.S. Environmental Protection Agency ("EPA") pursuant to the Federal Insecticide, Fungicide, and Rodenticide Act ("FIFRA"), as well as regulation by many states in a manner similar to FIFRA. Under FIFRA and similar state laws, all pesticides must be registered with the EPA and the state and must be approved for their intended use. FIFRA and state regulations also impose other stringent requirements on the marketing of such products. Moreover, many states also impose similar requirements upon products marketed for use as fertilizing materials, which are not typically regulated under FIFRA. Failure to comply with the requirements of FIFRA and state laws that regulate marketing and distribution of pesticides and fertilizers could result in the imposition of sanctions, including, but not limited to suspension or restriction of product distribution, civil penalties or criminal sanctions.

            The Company markets certain animal repellent and pesticide products that are subject to FIFRA and to similar state regulations. The Company believes that it is in substantial compliance with material FIFRA and applicable state regulations regarding its material business operations. However, there can be no assurance that the Company will be able to comply with future regulations in every jurisdiction in which it conducts material business operations without substantial cost or interruption of operations. Moreover, there can be no assurance that future products marketed by the Company will not also be subject to FIFRA or to state regulations. If future costs of compliance with regulations governing pesticides or fertilizers exceed the historical costs for such items, the business could be adversely affected. If any of the products are distributed or marketed in violation of any of these regulations, the Company could be subject to a recall of, or a sales limitation placed on, one or more of the products, or civil or criminal sanctions, any of which could have a material adverse effect upon the business.

            Environmental Regulation. The Company's manufacturing operations are subject to various evolving federal, state and local laws and regulations relating to the protection of the environment, which laws govern, among other things, emissions to air, discharges to ground, surface water, and groundwater, and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. Federal and state environmental laws and regulations often require manufacturers to obtain permits for these emissions and discharges. Failure to comply with environmental laws or to obtain, or comply with, the necessary state and federal permits can subject the manufacturer to substantial civil and criminal penalties. The Company operates two manufacturing facilities and its wholly-owned subsidiary, Weatherly, operates one manufacturing facility. Although the Company believes that its manufacturing facilities are in substantial compliance with applicable material environmental laws, it is possible that there are material environmental liabilities of which it is unaware. If the costs of compliance with the various existing or future environmental laws and regulations including any penalties which may be assessed for failure to obtain necessary permits, exceed the historical costs for such items, the Company could be adversely affected.

            Potential Environmental Cleanup Liability. The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended ("CERCLA"), and many similar state statutes, impose joint and several liability for environmental damages and cleanup costs on past or current owners and operators of facilities at which hazardous substances have been discharged, as well as on persons who generate, transport, or arrange for disposal of hazardous wastes at a particular site. In addition, the operator of a facility may be subject to claims by third parties for personal injury, property damage or other costs resulting from contamination present at or emanating from property on which its facility is located. As noted above, the Company operates two manufacturing facilities and Weatherly operates one manufacturing facility. Predecessors of the Company have owned or operated other manufacturing facilities in the past and may have liability for remediation of such facilities in the future, to the extent any is required. In this regard, Weatherly previously owned a facility that was the subject of certain soil remediation activities. Although this facility was sold by Weatherly prior to the Company's acquisition of Weatherly, there can be no assurance that the Company will not be liable for any previously existing environmental contamination at the facility. Moreover, although the purchaser of the facility indemnified Weatherly for any environmental liability and the sellers of Weatherly, in turn, indemnified the Company from such liability, there can be no assurance that, if required, the indemnifying parties will be able to fulfill their respective obligations to indemnify the Company. The Company could also incur liability under CERCLA or similar state statutes for any damage caused as a result of the mishandling or release of hazardous substances owned by it but processed and manufactured by others on its behalf. As a result, there can be no assurance that the manufacture of the products sold by the Company will not subject it to liability pursuant to CERCLA or a similar state statute.

            Other Regulations. The Company is also subject to various other federal, state and local regulatory requirements such as worker health and safety, transportation, and advertising requirements. Failure to comply with these requirements could result in the imposition of fines by governmental authorities or awards of damages to private litigants.

Trademarks, Proprietary Information and Patents

            Product recognition is an important competitive factor in the lawn and garden products industry. Accordingly, in connection with the Company's marketing activities of lawn and garden products, it promotes, and intends to promote, certain trade names and trademarks, which are believed to have value to it.

            In connection with the acquisition, the Company acquired certain trademarks and copyrights which are being used by it in its business including, but not limited to, the trademarks, WeedBlock(R), Easy Gardener(R), MicroPore(R), Landmaster(R), Polyspun 350(R), Nature Shield(R) and Diamondback(R) and BirdBlock(R). In connection with the Company's acquisition of Weatherly, it acquired certain patents, as well as certain copyrights and trademarks used in connection with Weatherly's business including, but not limited to, Jobe's(R), Ross(R), Green Again(R), Gro-Stakes(R), Tree Guard(R) and XP-20(R). Tensar Corporation also granted the Company an exclusive royalty-free perpetual license to use the trademark Tensar(R) in connection with a wide range of polymeric grid, mesh, net and related products supplied to the Company by The Tensar Corporation. There can be no assurance that the Company will apply for any additional trademark or patent protections relating to its products or that its current trademarks and patents will be enforceable or adequately protect from infringement of proprietary rights.

            Although the Company believes that the products sold do not and will not infringe upon the patents or violate the proprietary rights of others, it is possible that such infringement or violation has or may occur. In the event that products sold by the Company are deemed to infringe upon the patents or proprietary rights of others, it could be required to pay damages and modify its products or obtain a license for the manufacture or sale of such products. There can be no assurance that, in such an event, the Company would be able to do so in a timely manner, upon acceptable terms and conditions or at all, and the failure to do any of the foregoing could have a material adverse effect upon the Company.

Product Liability

            The Company, as a manufacturer of lawn and garden products including pesticide products, may be exposed to significant product liability claims by consumers. Although the Company has obtained product liability insurance coverage in the aggregate amount of $2.0 million with all policies limited to $1.0 million per occurrence, and have obtained an umbrella policy in the amount of $5.0 million, there can be no assurance that such insurance will provide coverage for any claim against the Company or will be sufficient to cover all possible liabilities. In the event a successful suit is brought against the Company, unavailability or insufficiency of insurance coverage could have a material adverse effect on the Company. Moreover, any adverse publicity arising from claims made against the Company, even if such claims were not successful, could adversely affect the reputation and sales of its products.

Employees

            As of August 30, 2004 the Company had 157 full-time employees. Of such employees, 3 are executive officers of the Company, 39 were engaged in administration and finance, 15 were engaged in sales and marketing, 48 were engaged in warehouse, shipping and receiving, and 52 were engaged in production. None of the employees are covered by collective bargaining agreements. The Company believes that it has a good relationship with its employees.

Segment Information

            The Company's operations are in one segment - the manufacture and sale of consumer lawn and garden products. Product and major customer information are disclosed separately above.

      Item 2. Properties.


            The Company leases approximately 250,000 square feet of office and warehouse space in Waco, Texas for which it pays $19,386 per month in rent, pursuant to a lease agreement that expires in February 2005. The facility contains landscape fabric converters, packaging equipment and warehouse and shipping facilities.

            Weatherly leases approximately 72,000 square feet of manufacturing and warehouse space in Paris, Kentucky for $9,931 per month in rent pursuant to a lease that expires in June 2006. Weatherly also leases an additional 59,000 feet of warehouse space in Paris, Kentucky for $9,845 per month in rent, pursuant to a lease agreement that expires in June 2006.

            The Company also has entered into a lease with 60,000 square feet of warehouse space in Colorado, which it uses for the storage, packaging and distribution of certain of its commercial grade landscape fabric products. The lease, which expires on May 31, 2005, provides for a rental rate of $16,010 per month, which increases 5% per year on June 1 of each year.

            The Company believes that its current manufacturing and warehouse space is adequate for its planned future operations and that leases when they expire can be replaced at acceptable terms.

      Item 3. Legal Proceedings

            Not applicable

      Item 4. Submission of Matters to a Vote of Security Holders.

            Not applicable

                                    Part II.

      Item 5 Market for Registrant's Common Equity and Related Stockholder Matters.

            Not Applicable - Registrant is a limited partnership and the registered securities are not common stock.

      Item 6. Selected Consolidated Financial Data (in thousands, except per share data).

            The following selected consolidated financial data at and for the eight months ended June 30, 2004 is based upon the Company's audited consolidated financial statements. The consolidated financial data for the four months ended October 31, 2003 is the Predecessor's unaudited consolidated financial data and the financial data at and for the years ended June 30, 2000, 2001, 2002 and 2003 has been derived from the Predecessor's audited consolidated financial statements. Such information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and the notes thereto appearing elsewhere in this Report. Differences between amounts included below and amounts previously reported are due to presentation reclassifications.

                                                           Statement of Operations Data

                                                                Year Ended June 30,
                                            ---------------------------------------------------------------------------------------
                                                                                                             4 Months
                                                                                                                Ended      8 Months
                                                 2000          2001           2002           2003        Oct 31, 2003         Ended
                                            (Predecessor)  (Predecessor)  (Predecessor)  (Predecessor)  (Predecessor) June 30, 2004
                                            -------------  -------------  -------------  -------------  ---------------------------
Net sales .....................................  $ 86,919       $ 78,863       $ 78,947       $ 76,244       $ 17,473      $ 60,061
Cost of sales .................................    47,802         44,065         43,358         43,453         10,953        33,454
                                                 ----------------------------------------------------------------------------------
Gross profit ..................................    39,117         34,798         35,589         32,791          6,520        26,607
Selling, shipping, general and
administrative expenses .......................    29,554         30,638         27,686         28,025          8,826        17,389
Restructuring charges (1) .....................        --          2,860             --             --
                                                 ----------------------------------------------------------------------------------
Income (loss) from operations .................     9,563          1,300          7,903          4,766         (2,306)        9,218
Refinancing and transaction costs .............        --             --           (254)        (4,291)          (159)         (410)
Other (2) .....................................     1,224             --             --             --             --            --
Interest expense, net .........................    (6,692)        (7,331)        (7,291)        (7,994)        (2,868)       (6,878)
Income tax (expense) benefit ..................    (1,213)         1,406           (228)          (133)           (44)         (698)
                                                 ----------------------------------------------------------------------------------
Income (loss) from continuing operations
before cumulative effect of a change in
accounting principle ..........................     2,882         (4,625)           130         (7,652)        (5,377)        1,232
Loss from discontinued operations,
net of tax and minority interest (3) ..........    (3,227)       (16,253)        (1,760)        (1,436)           (75)         (458)
Gain (loss) on disposal of discontinued
operations, net of tax and minority
interest (3) ..................................        --         (4,551)            20            (49)            --            --
                                                 ----------------------------------------------------------------------------------
Income (loss) before cumulative effect of a
change in accounting principle ................      (345)       (25,429)        (1,610)        (9,137)        (5,452)          774
Cumulative effect of a change in accounting
principle (4) .................................        --             --         (9,882)            --             --            --
                                                 ----------------------------------------------------------------------------------
Net income (loss) .............................  $   (345)      $(25,429)      $(11,492)      $ (9,137)      $ (5,452)     $    774
                                                 ==================================================================================

                                                                  Balance Sheet Data
                                           -----------------------------------------------------------------
                                                                       June 30,
                                           -----------------------------------------------------------------
                                                 2000         2001          2002         2003          2004
                                                 ----         ----          ----         ----          ----
         Working capital (deficit).......    $ 25,151     $  4,867       $ 2,728     $ (5,532)     $  1,385
         Intangible assets, net..........      67,839       65,892        56,259       56,268        74,991
         Total assets....................     138,545      109,463        99,365       96,559       116,737
         Short-term debt.................       3,125       21,670        22,748       27,227        15,171
         Long-term debt..................      58,338       56,951        56,951       57,092        70,331
         Total liabilities...............      89,331       90,256        92,383       98,595       113,288
         Equity Capital (deficit)........      45,103       17,968         6,982       (2,036)        3,449

(1) Amount represents restructuring charges of the Predecessor relating to the closing and sale of the Ampro facility.

(2) Amount represents gain incurred by the Predecessor on the repurchase of Trust Preferred Securities of U.S. Home & Garden Trust I. Amount was reclassified from extraordinary gain upon adoption of Statement of Financial Accounting Standards No. 145.

(3) Amounts represent operations of Ampro which was discontinued by the Company and for the Predecessor, the amounts reflect the operations and estimated loss on disposal of the Predecessor's Weed Wizard and Egarden subsidiaries. See further discussion in Note 3 to the Consolidated Financial Statements included in Part II, Item 8.

(4) Amount represents the cumulative effect of the Predecessor's change in accounting principle related to goodwill. See further discussion at Note 7 to the Consolidated Financial Statements included in Part II, Item 8.

      Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

            The Company manufactures and markets a broad range of brand-name consumer lawn and garden products through its own operations and through its wholly-owned subsidiaries, Weatherly Consumer Products Group, Inc. which owns Weatherly Consumer Products, Inc.("Weatherly") and Easy Gardener UK Ltd. These operations were acquired from U.S. Home & Garden, Inc.(the "Predecessor") effective November 1, 2003. As a result of that acquisition, the Company has recorded $48.2 million in goodwill.

            The Predecessor also recognized a significant amount of goodwill which, in the aggregate, was approximately $49.9 million as of June 30, 2003. Effective July 1, 2001 the Predecessor adopted Statement of Financial Accounting Standards (SFAS) No. 142. Accordingly, no amortization of goodwill was reflected in the financial statements for the fiscal years ended June 30, 2003 and 2002 compared to $2.5 million for the year ended June 30, 2001. The Predecessor completed the transitional goodwill impairment test during fiscal 2002 and recorded an impairment loss of $9.9 million which relates primarily to the Ampro operations. This loss is reflected as a cumulative effect of a change in accounting principle. See also "Summary of Accounting Policies - Intangible Assets" and Note 7 to the Consolidated Financial Statements included in Part II,
Item 8.

            The results of operations for the fiscal year ended June 30, 2004 which is the combined total of the Company's eight months ended June 30, 2004 and the Predecessor's four months ended October 31,2003 were adversely affected by continual pricing pressure from customers, price increases from suppliers and from adverse weather in the peak gardening season. Many of the Company's products are petrochemical based and the costs of such products typically increase when oil prices increase. Also, freight expenses were negatively impacted by increasing oil prices and other factors. A significant customer with increasing sales has mandated the freight carriers the Company must use to ship product to them, which frequently is not the lowest cost freight carrier. That same customer has also decreased the size of their average order to better manage their inventory levels. Both of these actions have resulted in increasing freight costs.

            Interest expense is a significant expenditure for the Company. Interest expense is also based upon variable interest rates for a substantial portion of the Company's debt. An increase in interest rates will have a negative impact on the Company's operating performance and cash flows.

            The Predecessor's results of operations for the fiscal year ended June 30, 2003 were adversely affected by the prolonged periods of inclement weather in many portions of the United States during the late spring and early summer which negatively impacted the lawn and garden industry. Their results were also adversely affected by the refinancing costs and related write-offs and transaction expenses related to the proposed sale of assets. Their results were also adversely affected by the discontinued Weed Wizard operations that generated a loss of $1.4 million for that year. Results were also impacted in the third and fourth quarters by changes in the buying pattern of certain of the key customers who carried less inventory than in prior years and replenished their lower inventory levels as sales were made by them.

            There continues to be a consolidation in the lawn and garden industry which creates, over time, a downward pressure on operating margins.

Historical Results of Operations

The following table sets forth for the periods indicated certain selected income data as a percentage of net sales:

                                              -----------------------------------------------------------------------------
                                                                                  4 Months
                                                      2002            2003            2004        8 Months        Combined
                                               Predecessor     Predecessor     Predecessor            2004            2004
                                               -----------     -----------     -----------            ----            ----
Net sales ..................................         100.0%          100.0%          100.0%          100.0%          100.0%
Cost of sales ..............................          54.9            57.0            62.7            55.7            57.3
                                                     -----           -----           -----           -----           -----
Gross profit ...............................          45.1            43.0            37.3            44.3            42.7
Selling and shipping .......................          23.1            24.4            33.4            22.3            24.8
General and Administrative .................          10.0            10.0            14.6             5.6             7.7
Depreciation and amortization ..............           2.0             2.3             2.5             1.0             1.3
                                                     -----           -----           -----           -----           -----
Income (loss) from operations ..............          10.0             6.3           (13.2)           15.4             8.9
Refinancing and transaction costs ..........          (0.3)           (5.6)           (0.9)           (0.7)           (0.7)
Interest expense, net ......................          (9.3)          (10.5)          (16.4)          (11.5)          (12.6)
Income tax expense .........................          (0.3)           (0.2)           (0.3)           (1.2)           (1.0)
Loss from discontinued operations,
net ........................................          (2.2)           (1.9)           (0.4)           (0.8)           (0.7)
Loss on disposal of discontinued
operations, net ............................            --            (0.1)             --              --              --
Cumulative effect of a change in
accounting principle .......................         (12.5)             --              --              --              --
                                                     -----           -----           -----           -----           -----

Net income (loss) ..........................         (14.6)%         (12.0)%         (31.2)%           1.2%           (6.1)%
                                                     -----           -----           -----           -----           -----

Eight Months Ended June 30, 2004 and Four Months Ended October 31, 2003 (Predecessor) Combined Compared to Year Ended June 30, 2003 (Predecessor)

            Net sales. Net sales were $60.1 million for the eight months ended June 30, 2004 and $17.4 million for the four months ended October 31, 2003 for a combined twelve month amount of $77.5 million, an increase of $1.3 million, or 1.7%, as compared to the twelve months ended June 30, 2003 of $76.2 million. Net sales are gross sales less adjustments for discounts, rebates, returns, and allowances given to customers and such adjustments are collectively referred to as sales adjustments. Gross sales less discounts equal invoice sales and are the amounts billed to customer before deductions for rebates, returns, and allowances. Net sales increased as a result of increases in gross sales partially offset by increases in sales adjustments.

            Cost of sales. Cost of sales of $33.4 million for the eight months ended June 30, 2004 and $11.0 million for the four months ended October 31, 2003, for a combined twelve month amount of $44.4 million increased $0.9 million, or 2.1% as compared to the twelve months ended June 30, 2003 of $43.5 million. The increase in cost of sales is a result of increased sales and increased material costs, primarily purchase price increases on a number of petroleum based products. Cost of sales as a percentage of net sales increased to 57.3% during the twelve months ended June 30, 2004 up from 57.0% during the comparable period in 2003. Depreciation and amortization included in cost of sales for the eight months ended June 30, 2004, the four months ended October 31, 2003 and year ended June 30, 2003 were $833,000, $496,000 and $1,476,000 respectively.

            Gross profit. Gross profit of $26.6 million for the eight months ended June 30, 2004 and $6.5 million for the four months ended October 31, 2003 for a combined twelve month amount of $33.1 million, an increase of $0.3 million, or 1.0%, as compared to the twelve months ended June 30, 2003 of $32.8 million. Gross profit as a percentage of net sales decreased to 42.7% during the twelve months ended June 30, 2004, from 43.0% during the comparable period in 2003. This decrease in gross profit as a percentage of net sales resulted from increased costs as noted above.

            Selling and shipping expenses. Selling and shipping expenses of $13.4 million for the eight months ended June 30,

2004 and $5.8 million for the four months ended October 31, 2003, for a combined twelve month amount of $19.2 million an increase of $0.6 million, or 3.2% as compared to the twelve months ended June 30, 2003 of $18.6 million. The increase in expense was primarily a result of increased freight costs of $0.8 million, advertising, commissions and other expenses of $0.3 million partially offset by decreases in selling and marketing costs of $0.5 million. As a percentage of net sales, selling and shipping expenses increased to 24.8% during the twelve months ended June 30, 2004 from 24.4% during the comparable period in 2003.

            General and administrative expenses. General and administrative expenses were $3.3 million for the eight months ended June 30, 2004 and $2.6 million for the four months ended October 31, 2003, for a combined twelve month amount of $5.9 million, a decrease of $1.7 million or 22.3%, from the twelve months ended June 30, 2003 of $7.6 million. The decrease is a result of the elimination of the Predecessor's administrative costs, which aggregated $1.7 million for the eight months ended June 30, 2003. As a percentage of net sales, general and administrative expenses decreased to 7.7% during the twelve months ended June 30, 2004 from 10.0% during the comparable period in 2003.

            Depreciation and amortization. Depreciation and amortization expenses were $0.6 million for the eight months ended June 30, 2004 and $0.4 million for the four months ended October 31, 2003 for a combined twelve month amount of $1.0 million, a decrease of $0.7 million or 40.5% from the twelve months ended June 30, 2003 of $1.7 million. The decrease is primarily due to reduced depreciation and amortization during the four months ended October 2003 due to some depreciable and amortizable assets becoming fully depreciated or amortized and during the eight months ended June 30, 2004 due to the revaluation of the fixed assets to market value which resulted in less depreciation during the period. The elimination of the Predecessor's depreciation and amortization of $0.2 million during the eight months ended June 30, 2004 and $0.1 million of the Ampro discontinued operations during the same period also contributed to the reduction in depreciation and amortization. As a percentage of net sales, depreciation and amortization expenses decreased to 1.3% during the twelve months ended June 30, 2004, compared to 2.3% during the twelve months ended June 30, 2003.

            Income (loss) from operations. Income from operations was $9.2 million for the eight months ended June 30, 2004 and a loss of $2.3 million for the four months ended October 2003 for a combined twelve month income of $6.9 million, an increase of $2.1 million or 45.0% from the twelve months ended June 30, 2003 of $4.8 million. The increase was due to matters described above. As a percentage of net sales, income from operations increased to 8.9% for the combined twelve months ended June 30, 2004 from 6.3% during the comparable period in 2003.

            Refinancing and transaction costs. The Company incurred refinancing costs for the eight months ended June 30, 2004 of $0.4 million related to the replacement of its revolving credit facility, while the Predecessor incurred transaction costs during the four months ended October 31, 2003 of $0.2 million, for a combined twelve month amount of $0.6 million, a decrease of $3.7 million or 86.7% as compared to the twelve months ended June 30, 2003 of $4.3 million. Included in such prior year costs is a write-off of $2.0 million for deferred financing costs and discounts, $1.7 million of fees and expenses related to the replaced financing arrangements entered into in October 2002 and $0.6 million of transaction costs related to the sale of the operations to the Company. The transaction costs incurred in the month of October 2003 by the Predecessor were reflected in the gain on the sale of the transaction and not reflected in the income statement presented herein, which is prior to the transaction costs and gain on the sale.

            Interest expense. Net interest expense was $6.9 million for the eight months ended June 30, 2004 and $2.9 million for the four months ended October 31, 2003, for a combined twelve month amount of $9.8 million, an increase of $1.8 million, or 21.9% from the twelve months ended June 30, 2003, of $8.0 million. Of the increase in interest expense, $0.4 relates to the four months ended October 31, 2003 when the Predecessor's borrowing levels and interest rates increased and $1.4 million relates to the increase in debt due to the purchase of operations of the Company in the eight months ended June 30, 2004. Of the increase in interest expenses, $1.0 million for the eight months ended June 30, 2004 is deferred (non-cash) and not currently due in cash. A substantial portion of the Company's interest expense is based upon variable interest rates. Increases in such rates will have a negative impact on operating performance and cash flow.

            Income tax expense. Income tax expense of $0.7 million for the eight months ended June 30, 2004 and income tax expense of $0.0 million incurred during the four months ended October 31, 2003 for a combined income tax expense of $0.7 million increased $0.6 million from the tax expense for the twelve months ended June 30, 2003 of $0.1 million. The Company does not have a tax loss carry forward while the Predecessor had a tax loss carry forward which impacted its taxes for the four months ended October 31, 2003 and year ended June 30, 2003.

            Discontinued operations. Loss from discontinued operations related to the Ampro operations totaled $0.5 million for the eight months ended June 30, 2004. Loss from discontinued operations, which related to the Predecessor's Weed Wizard operations, was $0.1 million for the four months ended October 31, 2003 and the combined twelve months ended June 30, 2004 totaled $0.6 million. This is a decrease of $0.9 million or 62.9% from the twelve months ended June 30, 2003 of $1.5 million. The decrease in loss from discontinued operations results from the Company not assuming any obligations related to Weed Wizard offset by the loss from the Ampro division for the eight month period ended June 30, 2004.

            Net income (loss). Net income was $0.8 million for the eight months ended June 30, 2004, and the net loss was $5.5 million for the four months ended October 31, 2003 for a combined twelve month loss of $4.7 million, a decrease of $4.4 million from the twelve months ended June 30, 2003 loss of $9.1 million. The decrease in net loss is due to the decreased refinancing and transaction costs, decrease in loss from discontinued items, and increased income from operations offset by increases in interest expense and income tax expense as described above.

Fiscal Year Ended June 30, 2003 (Predecessor) Compared to Fiscal Year Ended June 30, 2002 (Predecessor)

            Net sales. Net sales decreased $2.7 million, or 3.4%, to $76.2 million for the fiscal year ended June 30, 2003 from $78.9 million during the fiscal year ended June 30, 2002. The decline was due to prolonged periods of inclement weather in many areas of the United States as well as increased discounts, returns and allowances.

            Gross profit. Gross profit decreased by $2.8 million, or 7.9%, to $32.8 million for the fiscal year ended June 30, 2003 from $35.6 million during the comparable period in 2002.

Gross profit as a percentage of net sales decreased to 43.0% during the fiscal year ended June 30, 2003 from 45.1% during the comparable period in 2002. The decrease in gross profit is due to the decrease in sales volume and the increased discounts, returns and allowances.

            Selling and shipping expenses. Selling and shipping expenses increased $.4 million, or 2.2% to $18.6 million during the fiscal year ended June 30, 2003 from $18.2 million during the comparable period in 2002. Selling and shipping expenses as a percentage of net sales increased to 24.5% during the fiscal year ended June 30, 2003 from 23.1% during the comparable period in 2002. This increase in expense and percentage was primarily a result of increased out bound freight costs resulting from a reduction in the average size of shipments, increase in freight costs, and increase in volume to a significant customer that stipulated the Predecessor to use a required carrier.

            General and administrative expenses. General and administrative expenses decreased $0.3 million or 3.2% to $7.6 million during the fiscal year ended June 30, 2003 from $7.9 million during the comparable period in 2002. As a percentage of net sales, general and administrative expenses remained constant at 10.0% during the fiscal year ended June 30, 2003 during the comparable period in 2002.

            Depreciation and amortization. Depreciation and amortization expenses increased $0.2 million or 12.3% to $1.8 million from $1.6 million during the comparable period in 2002. As a percentage of net sales, depreciation and amortization expenses increased to 2.3% during the fiscal year ended June 30, 2003 from 2.0% during the comparable period in 2002.

            Income from operations. Income from operations decreased by $3.1 million, or 39.7% to $4.8 million during the fiscal year ended June 30, 2003 compared to $7.9 million for the comparable period in 2002. The decrease in income from operations for the 2003 period is primarily attributable to the reduction in sales and increase in discounts, returns and allowances. As a percentage of net sales, income from operations decreased to 6.3% for the fiscal year ended June 30, 2003 from 10.0% during the comparable period in 2002.

            Refinancing and transaction costs. Refinancing and transaction costs increased $4.0 to $4.3 million during the year ended June 30, 2003 from $0.3 million during the comparable period in 2002. Included in such costs for the year ended 2003 is $2.0 million of previously deferred finance costs and discounts related to the replaced finance agreements and $2.3 million of refinancing and transaction expenses. The Predecessor wrote-off $0.3 million of deferred finance costs during the comparable period in 2002 as a result of refinancing.

            Net interest expense. Net interest expense increased $0.7 million, or 9.6% to $8.0 million during the fiscal year ended June 30, 2003 compared to $7.3 million during the comparable period in 2002. The increase in expense is primarily due to increased borrowings under the term loan and the revolver and increased borrowing rates at the end of the year due to covenant violations.

            Income tax expense. Income tax expense was $0.1 million during the fiscal year ended June 30, 2003 compared to $0.2 million during the comparable period in 2002.

            Discontinued operations. In June 2002, the Predecessor announced they were discontinuing the Weed Wizard line of products effective September 30, 2002 due to continued operating losses, the loss of sales due to the product recall in fiscal 2000, and the current and future prospects for the operation.

            The net loss from discontinued operations was $1.4 million during the year ended June 30, 2003 compared to $1.8 million in fiscal 2002. In fiscal 2002, the Predecessor recorded an estimated net loss on disposal of Weed Wizard of $1.1 million related to the write-down of inventory and long-lived assets. As of June 30, 2003, all Weed Wizard assets were written off. The remaining assets at June 30, 2002 consisted of accounts receivable of $0.4 million, inventory of $0.3 million, other current assets of $0.3 million, and net property and equipment of $0.1 million. Remaining liabilities included accounts payable and accrued expenses of $0.3 million. As of June 30, 2003, the Predecessor recorded cash of $0.1 million and accrued liabilities of less than $0.1 million for the discontinued Egarden operation. Such liabilities exclude leases guaranteed having an unpaid balance of $0.1 million at June 30, 2003.

            Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the consolidated financial statements and notes of the Predecessor have previously been restated for all periods presented to reflect the discontinued components. The assets and liabilities of the discontinued components have been classified as "Held for Sale" and the net operations and net cash flows have been reported as "Discontinued Operations". See Note 3 to the Consolidated Financial Statements included in Part II, Item 8.

            Cumulative effect of a change in accounting principle. The Predecessor recorded a cumulative effect of a change in accounting principle for the fiscal year ended June 30, 2002 as a result of the completion of the transitional goodwill impairment test in conjunction with the adoption of SFAS No. 142. The recording of an impairment loss of $9.9 million, which is primarily related to the Ampro operations, is reflected as a cumulative effect of a change in accounting principle. See Note 7 to the Consolidated Financial Statements included in Part II, Item 8.

            Net loss. Net loss decreased by $2.4 million to $9.1 million during the fiscal year ended June 30, 2003 from a net loss of $11.5 million during the comparable period in 2002 due to the matters described above.

Quarterly Results of Operations and Seasonality

            The Company and its Predecessor's sales are seasonal due to the nature of the lawn and garden business. The Company's seasonality generally parallels the annual growing season. The Company's sales and shipping are usually most active from late March through May when home lawn and garden customers are purchasing supplies for spring planting and retail stores are replenishing their inventory of lawn and garden products. The patterns are effected by a number of events; weather being the largest single event. The buying patterns of retailers, including the Company's retail customers, is changing. Retailers are buying enough product to begin the season just prior to the beginning of the season and stores are replenishing their inventory when sales are made by them rather than buying large quantities of inventory in advance of the selling season. Sales typically decline by mid-summer.

Related Party Transactions

See discussion regarding the Predecessor's related party transactions in Part II, Item 13 and Note 8 to the Consolidated Financial Statements included in Part II, Item 8.

Set forth below is certain unaudited quarterly financial information:

                                                                Quarter Ended
                                                     (in thousands except per share data)

                                                                                                           Month Ended
                        September 30,     December 31,      March 31,       June 30,       September 30,    October 31,
                            2002             2002             2003            2003             2003            2003
                        (Predecessor)    (Predecessor)    (Predecessor)   (Predecessor)    (Predecessor)   (Predecessor)
                        --------------------------------------------------------------------------------------------------
Net sales ............      $  13,151        $  12,351        $  24,036       $  26,706        $  14,517       $   2,956
Cost of sales ........          8,186            7,167           12,758          15,342            8,784           2,169
                            ----------------------------------------------------------------------------------------------
Gross profit .........          4,965            5,184           11,278          11,364            5,733             787
Selling, shipping,
  general and
  administrative
  expenses ...........          6,815            5,657            7,895           7,658            6,813           2,013
                            ----------------------------------------------------------------------------------------------
Income (loss) from
operations ...........         (1,850)            (473)           3,383           3,706           (1,080)         (1,226)
Refinancing and
   transaction
   costs .............           (194)          (3,869)            (116)           (112)            (159)             --
Interest expense .....         (1,834)          (1,826)          (1,998)         (2,336)          (2,188)           (680)
                            ----------------------------------------------------------------------------------------------
Income (loss) from
continuing operations
before income taxes ..         (3,878)          (6,168)           1,269           1,258           (3,427)         (1,906)
Income tax benefit
(expense) ............             --             (108)              (3)            (22)               5             (49)
Income (loss) from
discontinued
operations, net of
taxes ................           (978)            (215)             (41)           (202)             (74)             (1)
Gain (loss) on
disposal of
discontinued
operations, net of
taxes ................             --               --               --             (49)              --              --
                            ----------------------------------------------------------------------------------------------
Net income (loss) ....      $  (4,856)       $  (6,491)       $   1,225       $     985        $  (3,496)      $  (1,956)
                            ==============================================================================================

Net sales ............          100.0%           100.0%           100.0%          100.0%           100.0%          100.0%
Cost of sales ........           62.2%            58.0%            53.1%           57.4%            60.5%           73.4%
                            ----------------------------------------------------------------------------------------------
Gross profit .........           37.8%            42.0%            46.9%           42.6%            39.5%           26.6%
Selling, shipping,
    general and
    administrative ...           51.8%            45.8%            32.8%           28.7%            46.9%           68.1%
                            ----------------------------------------------------------------------------------------------
Income (loss) from
operations ...........          (14.0%)           (3.8%)           14.1%           13.9%            (7.4%)         (41.5%)
Refinancing and
transaction
costs ................           (1.5%)          (31.3%)           (0.5%)          (0.4%)           (1.1%)            --
Interest expense .....          (14.0%)          (14.8%)           (8.3%)          (8.8%)          (15.1%)         (23.0%)
                            ----------------------------------------------------------------------------------------------
Income (loss) from ...          (29.5%)          (49.9%)            5.3%            4.7%           (23.6%)         (64.5%)
continuing operations
before income taxes
Income tax benefit
(expense) ............             --             (0.9%)             --            (0.1%)             --            (1.7%)
Income (loss) from
discontinued
operations, net of tax           (7.4%)           (1.7%)           (0.2%)          (0.7%)           (0.5%)            --
Gain (loss) on
disposal of
discontinued
operations, net of tax             --               --               --            (0.2%)             --              --
                            ----------------------------------------------------------------------------------------------

Net income (loss) ....          (36.9%)          (52.5%)            5.1%            3.7%           (24.1%)         (66.2%)
                            ==============================================================================================

                                        Quarter Ended
                             (in thousands except per share data)

                          2 months
                         December 31,     March 31,         June 30,
                             2003            2004             2004
                         --------------------------------------------
Net sales ............    $   6,985       $  23,638        $  29,438
Cost of sales ........        4,358          12,636           16,460
                          -------------------------------------------
Gross profit .........        2,627          11,002           12,978
Selling, shipping,
  general and
  administrative
  expenses ...........        3,226           6,508            7,655
                          -------------------------------------------
Income (loss) from
operations ...........         (599)          4,494            5,323
Refinancing and
transaction
   costs .............           --              --             (410)
Interest expense .....       (1,593)         (2,628)          (2,657)
                          -------------------------------------------
Income (loss) from
continuing operations
before income taxes ..       (2,192)          1,866            2,255
Income tax benefit
(expense) ............          758            (762)            (693)
Income (loss) from
discontinued
operations, net of
taxes ................          (38)            187             (607)
Gain (loss) on
disposal of
discontinued
operations, net of
taxes ................           --              --               --
                          -------------------------------------------
Net income (loss) ....    $  (1,472)      $   1,291              955
                          ===========================================

Net sales ............        100.0%          100.0%           100.0%
Cost of sales ........         62.4%           53.5%            55.9%
                          -------------------------------------------
Gross profit .........         37.6%           46.5%            44.1%
Selling, shipping,
    general and
    administrative ...         46.2%           27.5%            26.0%
                          -------------------------------------------
Income (loss) from
operations ...........         (8.6%)          19.0%            18.1%
Refinancing and
transaction
costs ................           --              --             (1.4%)
Interest expense .....        (22.8%)         (11.1%)           (9.0%)
                          -------------------------------------------
Income (loss) from ...        (31.4%)           7.9%             7.7%
continuing operations
before income taxes
Income tax benefit
(expense) ............         10.9%           (3.2%)           (2.4%)
Income (loss) from
discontinued
operations, net of tax         (0.6%)           0.8%            (2.1%)
Gain (loss) on
disposal of
discontinued
operations, net of tax           --              --               --
                          -------------------------------------------

Net income (loss) ....        (21.1%)           5.5%             3.2%
                          ===========================================

            Differences between amounts included above and amounts previously reported on Form 10-Q are due to reclassifications.

Liquidity and Capital Resources

            The Company, which effectively commenced operations on November 1, 2003, has financed its operations through borrowings from lending institutions. As noted below, the Company's senior lenders have required that the Company finance part of its operations by deferring the interest on the Junior Subordinated Debentures since the loan requirements to pay such interest have not been met.

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

            The Company's cash flow and liquidity levels are driven by sales and the resulting accounts receivable and their collections, the purchase of inventory and labor to produce finished inventory, operating expenses and the related payment of accounts payable and accrued expenses.

            The Company has significant fixed expenditures in the form of principal and interest requirements and believes it will have sufficient cash flow to meet these obligations as they come due. However, adverse weather and other factors could leave the Company with insufficient cash flows to meet these and other obligations.

            At June 30, 2004, the Company had consolidated cash and short-term investments totaling $0.4 million, current assets of $33.5 million and working capital of $1.4 million. At June 30, 2003, the Predecessor, had consolidated cash and short-term investments totaling $0.8 million, current assets of $35.7 million and a working capital deficit of $5.5 million. The increase in working capital of the Company was primarily attributable to the refinancing terms obtained by the Company during the quarter ended December 31, 2003 as part of it acquisition. The revolving credit facility has provisions whereby collections from customers be deposited into cash collateral accounts that directly pay down the revolving note payable and if the Company has a "Material Adverse Change" as determined by the lenders, the loan could become currently due and payable. As a result of these loans provisions, the Company has not classified any portion of the revolving credit facility as a long term debt.

            Net cash used in operating activities for the eight months ended June 30, 2004 of $7.6 million consisted primarily of an increase in accounts receivable of $17.0 million, offset in part by increases in accounts payable and accrued expenses of $4.6 million, a decrease in inventory of $0.4 million, non-cash charges of $3.1 million and net income of $1.3 million.

            Net cash used in investing activities for the eight months ended June 30, 2004 of $75.2 million is primarily due to the purchase of assets net of the assumption of accounts payable and accrued liabilities assumed from the Predecessor and the capital purchases of equipment and intangible assets.

            Net cash provided by financing activities for the eight months ended June 30, 2004 of $81.8 million is primarily due to the assumption of liabilities from the Predecessor and the additional debt incurred and capital raised to acquire the Predecessor's operations and the proceeds from the credit facilities used to fund the cash used in operating and investing activities and the long-term debt repayment.

            The Company's operations are not capital intensive and accordingly funding capital expenditures does not require high levels of cash flow or significant financing arrangements. The Company does however require cash flows to finance new product development.

            The Company and its parent, EYAS International, Inc., and their subsidiaries entered into four credit arrangements on October 29, 2003 to finance the acquisition of the operations and to provide working capital. The Company also assumed from the Predecessor an obligation for the Junior Subordinated Debentures.

            The first credit facility was the amended and restated Loan and Security Agreement with Wells Fargo Foothill, Inc., which was a three year asset based lending revolving credit facility. This facility had a maximum borrowing level of $25 million, which was limited based upon having eligible accounts receivable and inventory. Interest was at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 2.75%, but not less than 5.25%. The facility had various covenants including minimum EBITDA, minimum EBITDA to pay interest on the Junior Subordinated Debentures, a Funded Senior Debt Ratio, a Fixed Charge Coverage Ratio, and limits on Capital Expenditures. EBITDA is defined as Earnings Before Interest, Taxes, Depreciation and Amortization. The facility had a term ending October 29, 2006 and was secured by all of the assets of the Company and it's parents and subsidiaries.

            On April 27, 2004 the Company and its parents and subsidiaries entered into a new senior credit facility replacing the Wells Fargo Foothill, Inc. facility described in the previous paragraph. The new facility is with La Salle Business Credit, L.L.C. who is the Agent for and one of the lenders on the facility. The new asset based lending revolving credit facility has an original term of three years and then is automatically renewable from year to year at the option of the lenders and borrower. The facility has a maximum borrowing level of $25 million. The facility is secured by all the assets of the Company and it's parents and subsidiaries. The actual borrowing level is limited based upon having eligible accounts receivable, inventory and for parts of the year, the seasonal availability amount. Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 3.25%. The new facility has various financial covenants identical to the replaced facility including minimum EBITDA, minimum EBITDA to pay interest on the Junior Subordinated Debentures, a Fixed Charge Coverage Ratio, a Funded Senior Debt Ratio/Leverage Ratio and limits on Capital Expenditures.

            The second credit facility is with CapitalSource Finance LLC and includes two term loans. Term Loan A in the amount of $14,315,000 of which $14,000,000 has been borrowed and Term Loan B in the amount of $9,713,750 of which $9,500,000 has been borrowed. Both Term Loans A and B mature on October 29, 2008 and are secured by all of the assets of the Company and it's parents and subsidiaries. Term Loan A bears interest at the greater of 5.75% over the prime rate or 10% and has monthly repayment of principal of $104,167 per month in year one, $166,667 per month in year two, $291,667 per month in years three and four and $312,500 per month in year five. The principal repayment schedule has the loan principal fully repaid at maturity. Term Loan B bears interest at the greater of 8.75% over the prime rate or 13% plus 7.0% of non-cash interest which is to be paid at the maturity of Term Loan B. Term Loans A and B also require mandatory pre-payments of the excess cash flow as defined in the loan agreements. The principal reduction ranges from 50% to 75% of the excess cash flow generated by the Company. The facility has financial covenants identical to those of the revolving credit facility described above.

            At June 30, 2004, the Company had exceeded its Fixed Charge Coverage Ratio and for the months of July 2004 and August 2004 the Company was below its minimum EBITDA level. The lenders have waived these defaults. The Company also was below the minimum EBITDA level required by the lenders to continue to pay the interest on the Junior Subordinated Debentures. As permitted by the Amended and Restated Junior Subordinated Indenture, the Company has notified the Trustee that it has exercised its right to defer the monthly interest payment commencing with the August 2004 payment as described below.

            The third credit facility the Company entered into was two subordinated loan agreements, one with the Predecessor aggregating $1,600,000 and one with Central Garden & Pet Company aggregating $2,675,000. The subordinated Predecessor loan is the more junior of the subordinated loans. Both of these subordinated loans bear interest at 9% per annum. Interest is payable at maturity, on April 29, 2008, and interest is reflected in the financial statements as non-cash interest. The Predecessor's loan has a repayment feature based upon excess cash flow as defined in the second credit facility described in the second preceding paragraph. The $2,675,000 subordinated note gives the holder of the note the right to convert the note plus accrued interest into a 49% ownership interest in the Company.

            The fourth credit facility is the Company's assumption from the Predecessor, certain of the Predecessor's obligations under the Junior Subordinated Debentures which were originally issued to U.S. Home & Garden Trust I, a wholly owned subsidiary of the Predecessor. Concurrent with this assumption, the name of U.S. Home & Garden Trust I was changed to Easy Gardener Products Trust I (the "Trust"), which is a wholly owned subsidiary of the Company. The purpose of the Trust is to hold as an asset, the Junior Subordinated Debentures which is a liability of the Company owed to the Trust and to reflect the Trust's obligation to the Company for the 78,000 common securities outstanding with a liquidation value of $25 per common share, with a face value of $1,950,000 and the obligation of the Trust for the 2,530,000 of 9.40% Cumulative Trust Preferred Securities with a liquidation value of $25 per security (the "Trust Preferred Securities"), having a total face value at the date of issuance to the public of $63,250,000. The common securities and Trust Preferred Securities are collectively referred to as the "Trust Securities". In accordance with FASB Interpretation No. 46 with Revisions, the Trust has not been consolidated in the Company's financial statements at June 30, 2004. Accordingly, the Company's financial statements include in other assets, its interest in the common shares of the Trust, the 9.40% Cumulative Trust Preferred Securities it acquired and the amounts due from the prior lender of the Predecessor as described in the following paragraph and its liability to the Trust for the Junior Subordinated Debentures. The Trust Preferred Securities were first issued in a public offering in 1998. The Junior Subordinated Debentures are the only assets of the Trust and have a face value outstanding of $65,200,000 and interest rate of 9.40% and mature on April 15, 2028. Distribution of interest on the Junior Subordinated Debentures are payable monthly in arrears by the Trust. The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature in total on April 15, 2028, but may be redeemed at the option of the Company at any time.

            The Company has entered into two agreements with a prior lender of the Predecessor giving the prior lender the rights to acquire up to 189,750 of the 9.40% Cumulative Trust Preferred Securities acquired by the Company. Under the first agreement, the prior lender acquired 94,875 shares of the Trust Preferred Securities at an exercise price of $9.00 per share. The option agreement provided for a cashless exercise which was used for this transaction. The Company received back 37,620 shares of the option securities, which based on the market value of such shares at the exercise date of $22.70 per share, represents the total exercise price of the option of $854,000. The effect on liquidity is to increase interest expense by approximately $11,000 per month as a result of having 57,255 additional shares outstanding and to reduce the number of shares outstanding at maturity by 37,620. Under the second agreement, the prior lender is forgoing monthly cash interest on an additional 94,875 of the redeemed shares until the exercise price of such shares is reduced to $0 at which point the underlying securities will be transferred to the prior lender and the non-cash interest expenses of approximately $19,000 per month will become cash interest expense. The prior lender can also use option shares as consideration for the exercise price. The exercise price on these securities at the date of purchase of the operations was $4.30 and is reduced by approximately $.20 each month.

            Interest on the Subordinated Debentures can be deferred for a period not to exceed 60 consecutive months with no change in the rights of the lenders. During any such deferral period, interest on the Trust Preferred Securities will accrue and compound monthly at an annualized rate of 9.40% and, subject to certain exceptions, the Company may not declare or pay distributions on its capital or debt securities that rank equal to or junior to the Subordinated Debentures.

            The Company announced in early August that it had informed the Trustee for the Amended and Restated Junior Subordinated Indenture, under which the Trust Preferred Securities were issued, that in accordance with Section 3.11 of the Indenture, it has exercised its right to defer (not cancel) the monthly interest payments commencing with the August 2004 payment. The Company has not determined the length of time it will exercise its rights to defer the monthly interest. It does not believe that payments will be deferred for the maximum 60 consecutive months allowed. The deferred interest plus interest thereon will be included in the financial statements as non-cash interest.

            As a result of the Predecessor's loan covenant violations, the opinion of its certified public accountants on its consolidated financial statements included in Part II, Item 8 as of June 30, 2003 and 2002 for each of the three years in the period ended June 30, 2003 included an explanatory paragraph due to the uncertainty of its ability to obtain financing at a commercially reasonable rate, which raised doubt about the Predecessor's ability to continue as a going concern.

Commitments

            The Company leases office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2008. The future minimum annual lease payments under these non-cancelable operating leases are as follows:

                  Year Ended June 30,                             Amount
             ------------------------------------------------------------

                  2005                                       $    602,000
                  2006                                            268,000
                  2007                                              9,000
                  2008                                              6,000
             ------------------------------------------------------------
                                                             $    885,000
             ------------------------------------------------------------

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

            Allowance for Doubtful Accounts Receivable. The Company maintains an allowance for doubtful accounts receivable, that represents the potential estimated losses resulting from the inability of customers to make required payments for amounts owed. The allowance is estimated based on historical experience of write-offs, the level of past due amounts and information known about specific customers with respect to their ability to make payments at the balance sheet date. If the financial condition of the Company's customers were to change, resulting in an impairment or improvement in their ability to make payments, additional allowances may be required or allowances may be reduced.

            Inventories. The Company records inventory reserves for estimated obsolescence of inventory equal to the difference between the cost of inventory owned and the estimated market value. Market value is based upon the age of specific inventory on hand and assumptions about future demand and market conditions. If actual demand or market conditions for the sale of the inventory are less favorable than those anticipated by management, additional reserves may be required.

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

            Goodwill. The Company under the purchase method has incurred costs in excess of the value of net assets acquired which has been recorded as goodwill. Goodwill will be tested for impairment by comparing the carrying value of the assets to their fair value. The fair value of the assets could vary significantly over time and different assumptions and estimates will result in different valuations.

            Trademarks. The Company obtained trademarks as part of the assets it acquired. The trademarks are estimated to have an indefinite life and are not being amortized. The fair value of the assets could vary significantly over time and different assumptions and estimates will result in different valuations.

            Deferred Income Taxes. The Company records deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse. To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established. Actual results might differ from the estimates used in the computation of deferred income taxes.

New Accounting Pronouncements

            In December 2003, the Financial Accounting Standards Board (FASB) revised Statements of Financial Accounting Standards (SFAS) No. 132, Employers Disclosures about Pensions and Other Postretirement Benefits - an amendment of FASB Statements No. 87, 88, and 106. Amended SFAS No. 132 requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. The provisions of the statement are effective for fiscal years ending after December 15,2003 and the interim period disclosures are effective for interim periods beginning after December 31, 2003. The amendments to SFAS No. 132 did not have an effect on the Company's financial statements.

Inflation

            Inflation has historically not had a material effect on the Company's or Predecessor's operations.

      Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

            As a result of its variable rate revolving credit line and term debt, the Company is exposed to the risk of rising interest rates. The Company also has minor exposure to changes in foreign exchange rates. The following table provides information on the Company's fixed maturity debt as of June 30, 2004 that are sensitive to changes in interest rates.

            The Revolving Credit Facility with LaSalle Business Credit L.L.C. had a variable interest rate of 4.25% for the period ended

June 30, 2004                               $13.5 million

            The Term Loan A with Capital Source Finance, LLC had a variable interest rate of 10.0% for the period ended

June 30, 2004                               $13.1 million

            The Term Loan B with Capital Source Finance, LLC had a variable interest rate component of 13.0% for the period ended

June 30, 2004                               $10.0 million

      Item 8. Financial Statements and Supplementary Data.

            This information appears in a separate section of this report following Part IV.

      Item 9. Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

            Not applicable.

      Item 9A. Controls and Procedures

      (a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, as carried out an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures, the Company's Chief Executive Officer and

            Chief Financial Officer concluded that the Company's disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company's periodic SEC filings at the reasonable assurance level.

      (b) Changes in internal control over financial reporting. There has been no changes in the Company's internal control over financial reporting that occurred during the eight months ended June 30, 2004 that has materially affected or is reasonably likely to materially affect the internal controls over financial reporting.

                                    Part II.

      Item 10. Directors and Executive Officers of the Registrant.

            The Registrant is a limited partnership. EG Product Management LLC, a general partner, owns 1% of the Registrant and EG, LLC (Nevada) a limited partner, owns 99% of the Registrant. Both EG Product Management LLC and EG, LLC are wholly owned by EYAS International, Inc.

Name                     Age        Position
----                     ---        --------
Richard M. Grandy        58         Director and  President, EYAS International Inc. Manager, EG
                                    Product Management LLC, EG LLC, and Easy Gardener Products, Ltd.

Wayne G. Fethke (1)      58         Director, EYAS International, Inc., Manager EG Product
                                    Management LLC and Easy Gardener Products, Ltd.

Sheila Jones             49         Vice President, EYAS International, Inc., EG Product Management
                                    LLC, and Easy Gardener Products, Ltd.

Richard M. Kurz          62         Director and Chief Financial Officer, EYAS International, Inc.,
                                    Manager and CFO EG Product Management LLC and Easy Gardener
                                    Products, Ltd.

(1)   Member, Audit Committee

            Richard M. Grandy, has served as president and Chief Operations Officer of the Company and in the capacities noted above since the entities commenced operations effective November 1, 2003. Prior to that he served as chief operating officer of U.S. Home & Garden, Inc (Predecessor) from June 30, 2001 to June 30, 2003 and President of Easy Gardener, Inc. from July 1997 to June 30, 2003. Prior to such time he served as vice president of Easy Gardener, Inc. from the date of its acquisition by U.S. Home & Garden, Inc. in September 1994. Mr. Grandy co-founded Easy Gardener, Inc. in 1983 after serving as marketing director at International Spike, Inc. from 1977 through 1983. From 1968 through 1977, Mr. Grandy was a sales representative of lawn and garden products for the Ortho Division of Chevron Chemical Co.

            Wayne G. Fethke, has served in the capacities noted above since the entities commenced operations effective November 1, 2003. Mr Fethke has been involved with various private equity companies with investments in both consumer durable and industrial companies since July 2000 and is seeking to acquire companies in the consumer durable industry. From 1977 to April 2000, Mr. Fethke was employed as chief executive officer of Fiskars, Inc., a manufacturer of consumer durables, including scissors, knives, garden products, floor mats and tools. Mr. Fethke founded Fiskars USA in 1977. From 1974 to 1977, he was the manufacturing manager of Di-Arco Division, of Houdaille Industries, a manufacturer of metal forming machine tools. Prior to 1974, he was employed as the Supervisor of Industrial Engineering of the Browning Division of Emerson Electric.

            Sheila Jones, has served in the capacities noted above since the entities commenced operations effective November 1, 2003. She has been vice president of Easy Gardener, Inc. since July 1997 and has also served as its general manager since U.S. Home & Garden, Inc.'s acquisition of Easy Gardener, Inc.'s assets in September 1994. Prior to that acquisition, Ms. Jones was employed by Easy Gardener, Inc.'s predecessor from its inception in September 1983, where she advanced to the positions of vice president and general manger. From April 1977 to September 1983, she was employed by International Spike, Inc., a manufacturer and marketer of fertilizer spikes, where she held various project management positions.

            Richard M. Kurz, has served in the capacities noted above since the entities commenced operations effective November 1, 2003. Prior to that he was chief financial officer of U.S. Home & Garden, Inc. (Predecessor) since October 2001 and served as its vice president-finance from June 2001 until October 2001. He has also served as chief financial officer of Easy Gardener,

Inc. from October 2001 until October 29, 2003. From 1997 until December 2000, he was executive vice president and chief financial officer for Aircraft Interior Resources, Inc, a company that provides products and services to commercial airlines. From 1994 until 1997, he was senior vice president and chief financial officer of American Eagle Group, Inc., a service company that provided insurance services to the aviation and other specialized industries. From 1991 to 1994, he was chief financial and administrative officer of BDP International, Inc. a logistics service provider. From 1979 to 1991, he held a variety of senior financial positions with CIGNA Corporation, a healthcare provider. Mr. Kurz is a certified public accountant.

            All directors hold office until the next annual meeting of the stockholders of EYAS International, Inc. and the election and qualification of their successors. The officers are elected by the Board and serve at the discretion of the Board.

Voting Security Ownership of Principal Beneficial Owners and Management of Easy Gardener Products, Inc.

            EYAS International Inc. has outstanding 267,500 shares of common stock. The following table sets out the number of shares of EYAS International Inc. that are beneficially owned, as of the closing, by:

o each person known to be the owner of more than 5% of the outstanding shares of common stock of EYAS;

o     each director;

o     each executive officer; and

o     all executive officers and directors as a group

                                               Amount and Nature of        Percentage of
   Name Of Beneficial Owner                    Beneficial Ownership        Class
   ------------------------                    --------------------        -----
   Richard M. Grandy..................                115,800              43.30%

   Richard M. Kurz...................                  10,000               3.74%

   Wayne G. Fethke..................                   25,000               9.35%

   Sheila Jones......................                  14,000               5.23%

   Andrew Loberger...................                  18,000               6.73%

   All officers and directors
   as a group (four persons).........                164,8000              61.61%

            The shares for Mr. Grandy include 88,800 shares owned by the Grandy Partnership, Ltd. And 27,000 shares held in Mr. Grandy's IRA.

            Unless otherwise noted, the Company believes that all of the persons named in the table have sole voting and investment power with respect to all shares of common stock of EYAS beneficially owned by them.

As described earlier in this report, Central Garden & Pet Company, a subordinated lender, has the right to convert it's subordinated loan plus accrued interest into a 49% ownership interest in the Company. The Company has also given Central Garden & Pet Company an option, which is exercisable after October 29, 2006, to purchase the remaining 51% interest in the Company.

      Item 11. Executive Compensation.

            The following table discloses the compensation awarded by the Company since it commenced operations on November 1, 2003 through June 30, 2004 to the three executive officers noted below. While these individuals have various positions within the various affiliates of the Company as noted in Item 10, their only compensation comes from the Company.

Summary Compensation Table

                                            Annual Compensation      Long-Term
                                            -------------------      Compensation
                                                                     ------------
                                                                     Securities
                                                                     Underlying           All Other
Name and Principal Position       Year   Salary ($)    Bonus ($)     Options (#)         Compensation($)(1)
---------------------------       ----   ----------    ---------     --------------      ------------------
Richard M. Grandy                 2004   $230,200      --            None                $6,146

Sheila Jones                      2004   $114,785      $7,022        None                --

Richard M. Kurz                   2004   $133,333      $8,000        None                $5,940

(1) Represents Company contributions to the Named Officers 401(k)/profit sharing accounts. Excludes certain perquisites that did not exceed the lesser of $50,000 or 10% of the combined bonus and salary of the named officers.

Committees of the Board of Directors

            The Company has established an Audit Committee which is currently comprised of Mr. Fethke. The Audit Committee, among other things, makes recommendations to the Board of Directors with respect to the engagement of the independent certified public accountants and reviews the scope and effect of the audit engagement.

Director Compensation

            For the eight months ended June 30, 2004, Mr. Fethke, the non-employee director, was compensated under a Consulting Service Agreement in the amount of $40,000.00.

      Item 14. Principal Accountant Fees and Services.

            Audit Fees.

                        Fees billed for professional services by the principal
            accountant for the audit of the Company's annual financial statements as of June 30, 2004 and review of financial statements included in the Company's December 31, 2003 and March 31, 2004 Form 10-Q's as of June 30, 2004.

            Audit-Related Fees

                        As of June 30, 2004                  $110,850

            Tax Fees

                        None

            All Other Fees

                        None

                        All fees of the principal accountant have been approved
            by the Audit Committee.

                                    Part IV.

      Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

      (a)   (1)   Financial Statements.

                  The Financial Statements and Index follow this

            (2)   Financial Statement Schedule.

                  Schedule II-Valuation and Qualifying Accounts.

            (3)   Exhibits

Exhibit No.

2.1 Asset Purchase Agreement, dated December 11, 2002, by and between USH&G, Easy Gardener, Ampro, Weed Wizard Acquisition Corp., EGP and EYAS International, Inc., and Amendment thereto dated July 31, 2003, with lists of exhibits attached.**

3.1         Certificate of Limited Partnership of Easy Gardener Products, Ltd.*

4.1         Amended and Restated junior Subordinated Indenture.**

4.2         Second Amended and Restated Trust Agreement.**

4.3         Trust Preferred Securities Certificate of Easy Gardener Products
            Trust I.**

4.4 9.40% Junior Subordinated Deferrable Interest Debenture of Easy Gardener Products, Ltd.**

4.5         Amended and Restated Guarantee Agreement.**

4.6 Amended and Restated Agreement as to Expense and Liabilities between Easy Gardener Products, Ltd. and Easy Gardener Products Trust I.**

10.1 Easy Gardener Products, Ltd., a Texas Limited Partnership, Amended and Restated Limited Partnership Agreement dated as of October 29, 2003. ***

10.2 Loan and Security Agreement with LaSalle Business Credit, LLC, as Agent, certain financial institutions as Lenders and Easy Gardener Products, Ltd., as Borrower, EYAS International, Inc., as a Credit Party, EG Product Management, L.L.C., as a Credit Party, EG, L.L.C., as a Credit Party, Weatherly Consumer Products Group, Inc., as a Credit Party, Weatherly Consumer Products, Inc., as a Credit Party, and NBU Group, LLC, as a Credit Party dated as of April 27, 2004.
            ***

10.3 Revolving Note executed as of the 27th day of April, 2004 by and among LaSalle National Bank National Association, as Lender and Easy Gardener Products, Ltd., as Borrower.***

10.4 Revolving Note executed as of the 27th day of April, 2004 by and among LaSalle Business Credit, LLC, as Lender and Easy Gardener Products, Ltd., as Borrower.***

10.5 Patent Security Agreement made as of the 27th day of April, 2004, by Easy Gardener Products, Ltd., as Borrower, in favor of LaSalle Business Credit, LLC, as agent for the Lenders party to the Loan Agreement.***

10.6 Patent Security Agreement made as of the 27th day of April, 2004, by Weatherly Consumer Products, Inc., in favor of LaSalle Business Credit, LLC, as agent for the Lenders party to the Loan Agreement.***

10.7 Trademark Security Agreement made as of the 27th day of April, 2004, by Easy Gardener Products, Ltd., as Borrower, in favor of LaSalle Business Credit, LLC., as agent for the Lenders party to the Loan Agreement.***

10.8 Copyright Security Agreement made as of the 27th day of April, 2004, by Easy Gardener Products, Ltd., as Borrower, in favor of LaSalle Business Credit, LLC., as agent for the Lenders party to the Loan Agreement.***

10.9 Copyright Security Agreement made as of the 27th day of April, 2004, by Weatherly Consumer Products, Inc., in favor of LaSalle Business Credit, LLC., as agent for the Lenders party to the Loan Agreement.***

10.10 Master Pledge Agreement made as of April 27, 2004, by Weatherly Consumer Products, Inc., a Delaware corporation and Easy Gardener Products, Ltd., in favor of LaSalle Business Credit, LLC., as agent for itself and the Lenders.***

10.11 Subordination and Intercreditor Agreement dated as of April 27, 2004, by and between CapitalSource Finance, LLC, a Delaware limited liability company , and in its capacity as a Junior Lender, LaSalle Business Credit, LLC, a Delaware limited liability company, and in its capacity as a Senior Lender and LaSalle Bank National Association, in its capacity as a Senior Lender.***

10.12 Subordination Agreement between Central Garden & Pet Company and LaSalle Business Credit, LLC, as Agent.***

10.13 Subordination Agreement between U.S. Home & Garden, Inc. and LaSalle Business Credit, LLC, as Agent.***

10.14 Term Loan and Security Agreement by and among Easy Gardener Products, Ltd., as Borrower, EYAS International, Inc., E G Product Management, L.L.C., EG, L.L.C., Weatherly Consumer Products Group, Inc., Weatherly Consumer Products, Inc. and NBU Group, LLC, each as Guarantor, and CapitalSource Finance LLC, as Agent and Lender dated as of October 29, 2003.***

10.15 Term A Loan Note dated as of October 29, 2003 by and between Easy Gardener Products, Ltd., and CapitalSource Finance LLC.***

10.16 Term B Loan Note dated as of October 29, 2003 by and between Easy Gardener Products, Ltd., CapitalSource Finance LLC.***

10.17 PIK Note dated as of October 29, 2003 by and between Easy Gardener Products, Ltd. and CapitalSource Finance LLC.***

10.18 Subordination Agreement between Central Garden & Pet Company and CapitalSource Finance LLC, as Agent.***

10.19 Subordination Agreement between U.S. Home & Garden, Inc. and CapitalSource Finance LLC, as Agent.***

10.20 Pledge Agreement entered into as of October 29, 2003, by and between CapitalSource Finance, LLC, as administrative, payment and collateral agent for the Lenders under the Term Loan and Security Agreement, and Easy Gardener Products, Ltd.***

10.21 Pledge Agreement entered into as of October 29, 2003, by and between CapitalSource Finance, LLC, as administrative, payment and collateral agent for the Lenders under the Term Loan and Security Agreement, and E G Product Management, LLC.***

10.22 Pledge Agreement entered into as of October 29, 2003, by and between CapitalSource Finance, LLC, as administrative, payment and collateral agent for the Lenders under the Term Loan and Security Agreement, and EG, L.L.C.***

10.23 Pledge Agreement entered into as of October 29, 2003, by and between CapitalSource Finance, LLC, as administrative, payment and collateral agent for the Lenders under the Term Loan and Security Agreement, and EYAS International, Inc.***

10.24 Central Garden Pledge Agreement, as Exhibit B to Subordination Agreement, entered into as of October 29, 2003, by and between CapitalSource Finance LLC, as administrative, payment and collateral agent for the Lenders under the Term Loan and Security Agreement, and Central Garden & Pet Company.***

10.25 Pledge Agreement entered into as of October 29, 2003, by and between CapitalSource Finance, LLC, as administrative, payment and collateral agent for the Lenders under the Term Loan and Security Agreement, and NBU Group, LLC.***

10.26 Pledge Agreement entered into as of October 29, 2003, by and between CapitalSource Finance, LLC, as administrative, payment and collateral agent for the

            Lenders under the Term Loan and Security Agreement, and Weatherly Consumer Products, Inc.***

10.27 Acknowledgement of Intellectual Property and Collateral Lien dated as of October 29, 2003, by and among Easy Gardener Products, Ltd., as Borrower, EYAS International, Inc., EG, L.L.C., E G Product Management, L.L.C., Weatherly Consumer Products Group, Inc., Weatherly Consumer Products, Inc., and NBU Group, LLC, each as Guarantor, in favor of CapiralSource Finance LLC, as administrative agent and collateral agent under the Loan Agreement.***

10.28 Amendment to Subordination Agreement dated as of October 29, 2003 by and between Central Garden & Pet Company and CapitalSource Finance, LLC dated as of April 27, 2004.***

10.29 Amendment to Subordination Agreement dated as of October 29, 2003 by and between U.S. Home & Garden, Inc. and CapitalSource Finance, LLC dated as of April 27, 2004.***

10.30 Subordinated Promissory Note by and among Easy Gardener Products, Ltd. and EG Product Management L.L.C., as general partner and U.S. Home & Garden, Inc. as Lender dated as of October 29, 2003.***

10.31 Note and Warrant Purchase Agreement made as of October 29, 2003 by and between Easy Gardener Products, Ltd., and Central Garden & Pet Company.***

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 or 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1 Chief Executive Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Chief Financial Officer Certification pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Incorporated by reference to the comparable exhibit filed with the Easy Gardener Products, Ltd. S-4 (Nos 333-102296).

** Incorporated by the reference to the applicable exhibit filed with the Registrant's Form 8-K November 13, 2003.

*** Incorporated by reference to the applicable exhibit filed with the registrant's Form 10-Q for the quarter ended March 31, 2004.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

                                               Easy Gardener Products, Ltd.
                                                      (Registrant)


                                               By: /s/ Richard Grandy
                                                   ----------------------
                                                   Manager / CEO

Dated: October 13, 2004

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                     Title                             Date
---------                     -----                             ----

/s/ Richard M. Grandy         Manager / CEO                     October 13, 2004
----------------------
Richard M. Grandy

/s/ Richard Kurz              Manager / CFO                     October 13, 2004
------------------            (Principal Financial
Richard Kurz                  and Accounting Officer)

/s/ Wayne Fethke              Director                          October 13, 2004
------------------
Wayne Fethke