Form 10-Q
period 2004-09-30
EASY GARDENER PRODUCTS LTD
filed 2004-11-15
CIK 1210936

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

Not applicable, registrant is a limited partnership

Part I. - Financial Information

Item 1. - Consolidated Financial Statements

Consolidated balance sheets as of September 30, 2004                         1-2
and June 30, 2004

Consolidated statements of operations for the three months ended               3
September 30, 2004 and the three months ended September 30, 2003 (Predecessor)

Consolidated statements of cash flows for the three months ended             4-5
September 30, 2004 and the three months ended September 30, 2003 (Predecessor)

Notes to consolidated financial statements                                   6-7

Item 2. - Management's Discussion and Analysis of Financial                 8-13
Condition and Results of Operations

Item 3. - Quantitative and Qualitative Disclosures About Market Risk          13

Item 4. - Controls and Procedures                                          13-14

Part II. - Other Information

Item 1. - Legal Proceedings                                                   15

Item 6. - Exhibits and Reports on Form 8-K                                    15

Signatures                                                                 15-16

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

                                                                     September 30,           June 30,
                                                                              2004               2004
-----------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
Assets

Current:
Cash and cash equivalents                                             $    585,000       $    441,000
Accounts receivable, less allowance for doubtful accounts
      of $126,000 and $193,000                                          13,128,000         26,753,000
Inventories                                                              5,116,000          5,428,000
Prepaid expenses and other current assets                                  810,000            583,000
Current assets of discontinued operations                                       --            275,000
-----------------------------------------------------------------------------------------------------

Total Current Assets                                                    19,639,000         33,480,000

Property and Equipment, net                                              3,618,000          3,395,000

Deferred financing costs, net of accumulated amortization of
         $193,000 and $130,000                                           1,307,000          1,333,000

Intangible Assets:
     Goodwill                                                           48,174,000         48,174,000
     Trademarks                                                         23,587,000         23,565,000
     Non-compete agreements, net of accumulated amortization of
         $186,000 and $135,000                                           1,384,000          1,435,000
     Package tooling costs, net of accumulated amortization of
         $489,000 and $352,000                                             856,000            902,000
       Other intangible assets,  net of accumulated
             amortization of $84,000 and $61,000                           892,000            915,000

Other Assets                                                             3,482,000          3,538,000
-----------------------------------------------------------------------------------------------------

                                                                      $102,939,000       $116,737,000
=====================================================================================================

                    See accompanying notes to consolidated financial statements.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                                     Consolidated Balance Sheets

================================================================================

                                                                     September 30,             June 30,
                                                                              2004                 2004
-------------------------------------------------------------------------------------------------------
                                                                       (Unaudited)
Liabilities and Capital

Current:
    Revolving credit facility                                        $   8,995,000        $  13,525,000
    Accounts payable                                                     5,826,000           11,158,000
    Accrued rebates                                                      1,485,000            1,848,000
    Accrued commissions                                                    497,000            1,111,000
    Accrued co-op advertising                                              234,000              587,000
    Accrued income taxes payable                                                --              325,000
    Accrued other expenses                                                 740,000              665,000
    Current portion of long-term debt                                    1,865,000            1,646,000
    Current liabilities of discontinued operations                         691,000            1,230,000
-------------------------------------------------------------------------------------------------------

Total Current Liabilities                                               20,333,000           32,095,000

Long Term Debt                                                          25,807,000           25,928,000
Deferred Tax Liability                                                  10,180,000           10,862,000
Junior Subordinated Debentures, net of discount of $20,772,000
    and $20,797,0000                                                    45,431,000           44,403,000
-------------------------------------------------------------------------------------------------------

Total Liabilities                                                      101,751,000          113,288,000
-------------------------------------------------------------------------------------------------------

Commitments and Contingencies                                                   --                   --

Partners' Capital:

     Capital                                                             2,675,000            2,675,000

     Retained earnings/(deficit)                                        (1,487,000)             774,000

Total Partners' Capital                                                  1,188,000            3,449,000
-------------------------------------------------------------------------------------------------------

Total Liabilities and Partners' Capital                              $ 102,939,000        $ 116,737,000
=======================================================================================================

                    See accompanying notes to consolidated financial statements.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                           Consolidated Statements of Operations

================================================================================

                                                            Three Months  |        Three Months
                                                                   Ended  |               Ended
                                                      September 30, 2004  |  September 30, 2003
--------------------------------------------------------------------------|--------------------
                                                             (Unaudited)  |         (Unaudited)
                                                                          |       (Predecessor)
Net Sales                                                   $ 14,225,000  |        $ 14,517,000
Cost of Sales                                                  8,980,000  |           8,784,000
--------------------------------------------------------------------------|--------------------
                                                                          |
Gross Profit                                                   5,245,000  |           5,733,000
--------------------------------------------------------------------------|--------------------
                                                                          |
Operating Expenses:                                                       |
Selling and shipping                                           4,350,000  |           4,637,000
General and administrative                                     1,314,000  |           1,817,000
Depreciation and amortization                                    208,000  |             359,000
--------------------------------------------------------------------------|--------------------
                                                                          |
Total Operating Expenses                                       5,872,000  |           6,813,000
--------------------------------------------------------------------------|--------------------
                                                                          |
Loss From Operations                                            (627,000) |          (1,080,000)
                                                                          |
Other Expense:                                                            |
Refinance and transaction costs                                       --  |            (159,000)
Interest expense                                              (2,638,000) |          (2,188,000)
--------------------------------------------------------------------------|--------------------
                                                                          |
Loss From Continuing Operations Before Income Taxes           (3,265,000) |          (3,427,000)
                                                                          |
Income Tax Benefit                                             1,004,000  |               5,000
--------------------------------------------------------------------------|--------------------
                                                                          |
Loss from Continuing Operations                               (2,261,000) |          (3,422,000)
                                                                          |
Loss from discontinued operations                                     --  |             (74,000)
--------------------------------------------------------------------------|--------------------
                                                                          |
Net Loss                                                    $ (2,261,000) |        $ (3,496,000)
===============================================================================================

                    See accompanying notes to consolidated financial statements.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

                                                                Three months  |        Three months
                                                                       Ended  |               Ended
                                                          September 30, 2004  |  September 30, 2003
------------------------------------------------------------------------------|--------------------
                                                                 (Unaudited)  |         (Unaudited)
                                                                              |       (Predecessor)
Cash Flows from Operating Activities:                                         |
                                                                              |
Net loss from continuing operations                            $ (2,261,000)  |        $ (3,422,000)
Adjustments to reconcile net loss to net cash                                 |
  Changes in operating assets and liabilities:                                |
     Accounts receivable                                         13,625,000   |           9,690,000
     Inventories                                                    313,000   |             721,000
     Prepaid expenses, refundable income taxes and                            |
          other current assets                                     (228,000)  |             (17,000)
     Other assets                                                    57,000   |              25,000
     Accounts payable and accrued expenses                       (7,084,000)  |          (2,583,000)
     Income taxes payable                                          (325,000)  |                  --
  Non-cash interest expense                                       1,314,000   |              56,000
  Depreciation and other amortization                               547,000   |             702,000
  Deferred income tax benefit                                      (682,000)  |                  --
  Compensation related to repriced stock options                         --   |              30,000
  Trademarks                                                        (21,000)  |                  --
------------------------------------------------------------------------------|--------------------
                                                                              |
Net Cash Provided by Operating Activities                         5,255,000   |           5,202,000
------------------------------------------------------------------------------|--------------------
                                                                              |
Cash Flows From Investing Activities:                                         |
     Purchase of equipment                                         (498,000)  |             (57,000)
     Purchase of package tooling and other intangibles              (91,000)  |             (38,000)
------------------------------------------------------------------------------|--------------------
                                                                              |
Net Cash Used in Investing Activities                          $   (589,000)  |        $    (95,000)
---------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                           Consolidated Statements of Cash Flows

================================================================================

                                                              Three months  |        Three months
                                                                     Ended  |               Ended
                                                        September 30, 2004  |  September 30, 2003
----------------------------------------------------------------------------|--------------------
                                                               (Unaudited)  |         (Unaudited)
                                                                            |       (Predecessor)
Cash Flows From Financing Activities:                                       |
                                                                            |
     Net payments on revolving credit facility                 $(4,531,000) |         $(4,205,000)
     Payments on long-term debt                                   (187,000) |             (21,000)
     Deferred financing costs                                      (37,000) |            (227,000)
----------------------------------------------------------------------------|--------------------
                                                                            |
Net Cash Used In Financing Activities                           (4,755,000) |          (4,453,000)
----------------------------------------------------------------------------|--------------------
                                                                            |
Net increase (decrease) in cash and cash                                    |
     equivalents from continuing operations                        (89,000) |             654,000
                                                                            |
Net cash provided by (used in) discontinued operations             233,000  |             (74,000)
----------------------------------------------------------------------------|--------------------
                                                                            |
Net increase in cash and cash equivalents                          144,000  |             580,000
                                                                            |
Cash and Cash Equivalents, beginning of period                     441,000  |             822,000
----------------------------------------------------------------------------|--------------------
                                                                            |
Cash and Cash Equivalents, end of period                       $   585,000  |         $ 1,402,000
============================================================================|====================
                                                                            |
Supplemental Disclosure of Cash Flow                                        |
Information                                                                 |
    Cash paid for interest                                     $ 1,259,000  |         $ 2,165,000
    Cash received for taxes                                    $    32,000  |         $    36,000
-------------------------------------------------------------------------------------------------

                    See accompanying notes to consolidated financial statements.

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                     Notes to Consolidated Financials Statements

================================================================================

1. The accompanying consolidated financial statements include the consolidated statements of operations and cash flows for the three months ended September 30, 2003 of U.S. Home & Garden, Inc. (the "Predecessor") from whom the Company acquired its operations effective November 1, 2003. The accompanying consolidated financial statements at September 30, 2004 and for the three months ended September 30, 2004 and 2003 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the three months ended September 30, 2004 are not necessarily indicative of the results of operations for a full year.

2. Refer to the audited consolidated financial statements for the year ended June 30, 2004, for details of accounting policies and detailed notes to the consolidated financial statements.

3.    Inventories consist of:

                                   September 30, 2004      June 30, 2004
      --------------------------------------------------------------------------

      Raw and packaging materials          $1,522,000         $2,025,000
      Finished goods                        3,594,000          3,403,000
      --------------------------------------------------------------------------

                                           $5,116,000         $5,428,000
      ==========================================================================

4. All shipping and handling expenses are included in the selling and shipping caption and totaled approximately $1,932,000 and $1,690,000 for the three months ended September 30, 2004 and 2003 respectively.

5. The Company and its parent, EYAS International, Inc., and their subsidiaries have a revolving credit facility with LaSalle Business Credit, L.L.C. who is the Agent for and one of the lenders on the facility, and a term loan facility with Capital Source Finance, L.L.C. The revolving credit facility has a maximum borrowing level of $25 million. Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 3.25%. The revolving credit facility has various financial covenants including minimum EBITDA, minimum EBITDA to pay interest on the Junior Subordinated Debentures, a Fixed Charge Coverage Ratio, a Funded Senior Debt Ratio/Leverage Ratio and limits on Capital Expenditures. Borrowings on the revolving credit facility were $8,995,000 at September 30, 2004 and are based on eligible borrowing base of $10,582,000 at September 30, 2004. There are two term loans. The term loan A had $12,750,000 outstanding at September 30, 2004 and term loan B had $9,500,000 outstanding at September 30, 2004 plus accrued interest. Term loan A bears interest at the greater of 5.75% over the prime rate or 10.00% and has monthly repayment of principal of $104,167 per month in year one, 166,667 per month in year two. Term Loan B bears interest at the greater of 8.75% over the prime rate or 13.00% plus 7.00% of non-cash interest which is to be paid at the maturity of Term Loan B. Term Loans A and B also require mandatory pre-payments from the excess cash flow as defined in the loan agreement. The principal pre-payments ranges from 50% to 75% of the excess cash flow. The facility has financial covenants identical to those of the revolving credit facility described above.

      The Company was below its minimum EBITDA levels in July and August 2004 creating a default which has been waived by the lenders. The Company also is below the minimum EBITDA level required by the lenders to continue to pay the interest on the Junior Subordinated Debentures. As permitted by the Amended and Restated Junior Subordinated Indenture, the Company has notified the Trustee that it has

                                   Easy Gardener Products, Ltd. and Subsidiaries

                                     Notes to Consolidated Financials Statements

================================================================================

      exercised its right to defer (not cancel) the monthly interest payment commencing with the August 2004 payment. The Trustee uses the interest on the Junior Subordinated Debentures to pay the interest on the 9.40% Cumulative Trust Preferred Securities.

6. The Company's previous business combinations were accounted for using the purchase method. As a result of such combinations, the Company has recognized a significant amount of goodwill, which, in the aggregate, was $48,174,000 at September 30, 2004 and June 30, 2004.

      Amortization expense for all intangible assets during the three months ended September 30, 2004 and 2003 (Predecessor) was $273,000 and $442,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows:

                    Year Ended June 30,                       Amount
                    ------------------------------------------------

                    2005                                  $1,094,000
                    2006                                  $1,094,000
                    2007                                  $1,094,000
                    2008                                  $  924,000
                    2009                                  $  924,000

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company's growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion, changes in interest rates, ability to service debt, activities of competitors, ability to successfully introduce new products and product lines, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, the ability to maintain adequate financing arrangements necessary to fund operations and the general condition of the economy and its effect on the securities markets and other risks detailed in other filings with the Securities and Exchange Commission. The words "believe," "expect," "anticipate," "intend" and "plan" and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made..

General

Easy Gardener Products, Ltd., ("the Company"), manufactures and markets a broad range of brand-name consumer lawn and garden products through its own operations and through its wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. which owns Weatherly Consumer Products, Inc., and Easy Gardener UK Ltd.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

                                                         September 30,
                                                     2004     |        2003
                                                    ----------|--------------
                                                              |  (Predecessor)
                                                              |
Net sales                                           100.0%    |       100.0%
Cost of sales                                        63.1     |        60.5
                                                    ----------|--------------
Gross profit                                         36.9     |        39.5
Selling and shipping expenses                        30.6     |        31.9
General and administrative expenses                   9.2     |        12.5
Depreciation and amortization                         1.5     |         2.5
                                                    ----------|--------------
Loss from operations                                 (4.4)    |        (7.4)
Refinancing and transaction costs                      --     |        (1.1)
Interest expense, net                               (18.5)    |       (15.1)
                                                    ----------|--------------
Loss from continuing operations before income tax   (22.9)    |       (23.6)
Income tax benefit                                    7.0     |          --
                                                    ----------|--------------
Loss from continuing operations                     (15.9)    |       (23.6)
                                                    ----------|--------------
Loss from discontinued operations                      --     |        (0.5)
                                                    ----------|--------------
Net loss                                            (15.9%)   |       (24.1%)
                                                    -------------------------

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003 (Predecessor)

Net sales. Net sales decreased by $292,000, or 2.0%, to $14,225,000 during the three months ended September 30, 2004, from $14,517,000 during the comparable period in 2003. Net sales are gross sales less adjustments for discounts, rebates, returns and allowances given to customers and such adjustments are collectively referred to as sales adjustments. The decrease in net sales was the result of a decrease in the volume of products sold and an increase in rebates and discounts to customers of $645,000, offset in part by $495,000 of returns recorded during the three months ended September 30, 2003 by the Predecessor for the Ampro Division. The Company disposed of the Ampro division in June 2004. The Predecessor also had $149,000 in net sales for operations not acquired by the Company.

Cost of sales. Cost of sales increased by $196,000, or 2.2% to $8,980,000 for the three months ended September 30, 2004 from $8,784,000 during the comparable period in 2003. The increase was a result of increases in material costs, primarily purchase price increases on a number of petroleum based products of $36,000 and by a reduction in cost of sales in the comparable quarter related to returns of the Ampro Division, such returns reducing cost of sales by $206,000 in the prior year. There were no such returns in the current period. These returns were offset in part in the current period by a reduction in cost of sales of $46,000 for operations not acquired by the Company. Cost of sales as a percentage of net sales increased to 63.1% during the three months ended September 30, 2004 from 60.5% during the comparable period in 2003. Depreciation and amortization included in cost of sales for the three months ended September 30, 2004 and the three months ended September 30, 2003 were $311,000 and $374,000, respectively.

Gross profit. Gross profit decreased by $488,000, or 8.5%, to $5,245,000 for the three months ended September 30, 2004 from $5,733,000 during the comparable period in 2003. Gross profit as a percentage of net sales decreased to 36.9% during the three months ended September 30, 2004, from 39.5% during the comparable period in 2003. This decrease in gross profit dollars and as a percentage of net sales results from the matters described above.

Selling and shipping expenses. Selling and shipping expenses decreased by $287,000, or 6.2% to $4,350,000 during the three months ended September 30, 2004 from $4,637,000 during the comparable period in 2003. As a percentage of net sales, selling and shipping expenses decreased to 30.6% during the three months ended September 30, 2004 from 31.9% during the comparable period in 2003. This decrease in expense and as a percent of net sales was attributable to a decrease in cooperative advertising, commission and store service costs of $431,000 and the elimination of costs not assumed from the Predecessor of $88,000, offset in part by an increase of $232,000 in outbound freight costs.

General and administrative expenses. General and administrative expenses decreased by $503,000 or 27.7%, to $1,314,000 during the three months ended September 30, 2004 from $1,817,000 during the comparable period in 2003. This decrease is primarily costs of the Predecessor not assumed by the Company. As a percentage of net sales, general and administrative expenses decreased to 9.2% during the three months ended September 30, 2004 from 12.5% during the comparable period in 2003.

Depreciation and amortization. Depreciation and amortization expenses decreased by $151,000 or 42.1% to $208,000 during the three months ended September 30, 2004 from $359,000 during the comparable period in 2003. This decrease is primarily as a result of the Predecessor having a shorter life on its amortizable intangible assets. As a percentage of net sales, depreciation and amortization expenses decreased to 1.5% during the three months ended September 30, 2004 from 2.5% during the comparable period in 2003.

Loss from operations. Loss from operations decreased by $453,000 or 41.9% to $627,000 during the three months ended September 30, 2004, from $1,080,000 during the comparable period in 2003. The decrease in loss from continuing operations was primarily due to reduced operating expenses offset in part by reduced sales and increased cost of sales as noted above. As a percentage of net sales, loss from operations decreased to 4.4% for the three months ended September 30, 2004 from 7.4% during the comparable period in 2003.

Refinancing and transaction costs. The Company did not incur refinancing and transaction costs during the quarter ended September 30, 2004. In the comparable quarter in the prior year, the Predecessor incurred $159,000 in refinancing and transaction costs.

Interest expense. Net interest expense increased $450,000, or 20.6% to $2,638,000 during the three months ended September 30, 2004, from $2,188,000 during the comparable period in 2003. Interest on the revolving credit facility decreased $104,000 as a result of reduced borrowing levels and reduced interest rates. The Predecessor paid additional default interest of $100,000 in the quarter on its revolving credit facility. The Company has approximately $22,893,000 in term loans outstanding in the September 2004 quarter compared to $12,121,000 for the Predecessor in the prior comparable period. The interest expense of the Company on its term loans was $853,000 of which $179,000 is due on October 29, 2008 and is considered non-cash interest. The Predecessor had interest expense of $534,000 on its term loans including additional default interest of $93,000 for the quarter ended September 30, 2003. The Company also has two subordinated loans with non-cash interest expense for the September 2004 quarter of $107,000. The remaining interest expense in the September 30, 2004 quarter and comparable period in 2003 relates to the Junior Subordinated Debentures and was $1,504,000 and $1,380,000, respectively. As permitted by the Amended and Restated Subordinated Indentures, the Company has elected to defer payment of the interest on the Subordinated Junior Debentures beginning in August 2004. This decision increased the amount of non-cash interest by $1,003,000. The total non-cash interest for the September 30, 2004 quarter was $1,314,000. A portion of the Company's interest expense is based upon variable interest rates. Increases in such rates would have a negative impact on operating performance and cash flow.

Income taxes. An income tax benefit of $1,004,000 was recorded during the three months ended September 30, 2004. An income tax benefit of $5,000 was recorded for the three months ended September 30, 2003. The Predecessor had a tax loss carry forward which impacted its taxes for the three months ended September 30, 2003.

Discontinued Operations. Loss from discontinued operations decreased from $74,000 to $0 during the three months ended September 30, 2004, from the comparable period in 2003. The Predecessor's loss was due to its discontinued Weed Wizard operations.

Net loss. Net loss decreased by $1,235,000 to $2,261,000 during the three months ended September 30, 2004 from a net loss of $3,496,000 during the comparable period in 2003. The decrease in net loss is due primarily to the increased income tax benefit and other matters as noted above.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through cash generated by operations, and net borrowings from lending institutions. As noted below, the Company's senior lenders have required that the Company finance part of its operations by deferring the interest on the Junior Subordinated Debentures since the loan requirement to pay such interest have not been met.

The Company was below its minimum EBITDA levels in July and August 2004 creating a default which has been waived by the lenders. The Company also is below the minimum EBITDA level required by the lenders to continue to pay the interest on the Junior Subordinated Debentures. As permitted by the Amended and Restated Junior Subordinated Indenture, the Company has notified the Trustee that it has exercised its right to defer (not cancel) the monthly interest payment commencing with the August 2004 payment. The Trustee uses the interest on the Junior Subordinated Debentures to pay the interest on the 9.40% Cumulative Trust Preferred Securities.

At September 30, 2004, the Company had cash and short-term investments totaling $585,000 and a working capital deficit of $694,000. At June 30, 2004, the Company had cash and short-term investments totaling $441,000 and working capital of $1,385,000. The working capital deficit at September 30, 2004 was primarily attributable to the loss for the quarter.

Net cash provided by operating activities for the three months ended September 30, 2004 of $5.3 million consisted primarily of a decrease in accounts receivable, other assets and inventory of $14.0 million, offset by a decrease in accounts payable, current taxes and prepaid expenses of $7.6 million and the net loss from continuing operations of $2.3 million, adjusted for non-cash expenses and deferred taxes of $1.2 million. These changes are consistent with the seasonal nature of the Company's business.

Net cash used in investing activities for the three months ended September 30, 2004 of $0.6 million is due to capital purchases of equipment and package tooling costs.

Net cash used in financing activities for the three months ended September 30, 2004 of $4.8 million is primarily due to repayments made on the revolving credit facility and the term loan with cash provided from operating activities.

The Company and its parent, EYAS International, Inc., and their subsidiaries have a revolving credit facility with LaSalle Business Credit, L.L.C. who is the Agent for and one of the lenders on the facility, and a term loan facility with Capital Source Finance, L.L.C. The revolving credit facility has a maximum borrowing level of $25 million. Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 3.25%. The revolving credit facility has various financial covenants including minimum EBITDA, minimum EBITDA to pay interest on the Junior Subordinated Debentures, a Fixed Charge Coverage Ratio, a Funded Senior Debt Ratio/Leverage Ratio and limits on Capital Expenditures. Borrowings on the revolving credit facility were $8,995,000 at September 30, 2004 and are based on eligible borrowing bases of $10,582,000 at September 30, 2004. There are two term loans. The term loan A had $12,750,000 outstanding at

September 30, 2004 and term loan B had $9,500,000 outstanding at September 30, 2004 plus accrued interest. Term loan A bears interest at the greater of 5.75% over the prime rate of 10.00% and has monthly repayment of principal of $104,167 per month in year one, 166,667 per month in year two. Term Loan B bears interest at the greater of 8.75% over the prime rate or 13.00% plus 7.00% of non-cash interest which is to be paid at the maturity of Term Loan B. Term Loans A and B also require mandatory pre-payments from the excess cash flow as defined in the loan agreement. The principal pre-payments ranges from 50% to 75% of the excess cash flow. The facility has financial covenants identical to those of the revolving credit facility described above.

Commitments

The Company leases office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2008. The future minimum annual lease payments under these non-cancelable operating leases are as follows:

                    Year Ended June 30,               Amount
                    ----------------------------------------

                    2005                            $602,000
                    2006                             268,000
                    2007                               9,000
                    2008                               6,000
                    ----------------------------------------
                                                    $885,000
                    ----------------------------------------

Inflation

Inflation has historically not had a material effect on the Company's operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate revolving credit line and term debt, the Company is exposed to the risk of rising interest rates. The Company also has minor exposure to changes in foreign exchange rates. The following table provides information on the Company's fixed maturity debt as of September 30, 2004 that are sensitive to changes in interest rates. A 1% point increase in the variable interest rate at the beginning of the quarter would have increased interest expense $94,000. Actual interest expense on the debt subject to variable interest was $844,000 for the three months ended September 30, 2004

The Revolving Credit Facility with LaSalle Business Credit L.L.C. had a variable interest rate ranging from 4.25% to 4.75% for the period ended
    September 30, 2004               $8.8 million

The Term Loan A with Capital Source Finance, LLC had a variable interest rate ranging from 10.00% to 10.33% for the period ended
    September 30, 2004               $12.8 million

The Term Loan B with Capital Source Finance, LLC had a variable interest rate component ranging from 13.00% to 13.33% for the period ended
    September 30, 2004               $10.1 million

Item 4. Controls and Procedures

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

(b) Changes in internal control over financial reporting. There has been no changes in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected or is reasonably likely to materially affect the internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      10.1 Second Amendment to the Term Loan and Security Agreement by and among Easy Gardener Products, Ltd., as Borrower, EYAS International, Inc., E G Product Management, L.L.C., EG, L.L.C., Weatherly Consumer Products Group, Inc., Weatherly Consumer Products, Inc. and NBU Group, LLC, each as Guarantor, and CapitalSource Finance LLC, as Agent and Lender dated as of October 29, 2003 dated as of October 12, 2004.

      10.2 Waiver and Amendment No. 1 to the Loan and Security Agreement with LaSalle Business Credit, LLC, as Agent, certain financial institutions as Lenders and Easy Gardener Products, Ltd., as Borrower, EYAS International, Inc., as a Credit Party, EG Product Management, L.L.C., as a Credit Party, EG, L.L.C., as a Credit Party, Weatherly Consumer Products Group, Inc., as a Credit Party, Weatherly Consumer Products, Inc., as a Credit Party, and NBU Group, LLC, as a Credit Party dated as of April 27, 2004 dated as of October 13, 2004.

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

      32.1 Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

      32.2 Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K were filed during the quarter ended September 30, 2004. A report on Form 8-K for the event dated July 22, 2004 pursuant to
      Item 5 of that Form to report missing the EBITDA level required by the senior lenders to continue to pay interest on the 9.40% Cumulative Trust Preferred Securities. Also a Form 8-K for the event dated August 9, 2004 was furnished under item 5 of that Form to report the deferral of the interest commencing on August 15, 2004, on the 9.40% Cumulative Trust Preferred Securities.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 15, 2004

                                            Easy Gardener Products, Ltd.
                                                       (Registrant)


                                        By: /s/ Richard M. Grandy
                                            ------------------------------------
                                            Richard M. Grandy
                                            Manager / CEO


                                        By: /s/ Richard M. Kurz
                                            ------------------------------------
                                            Richard M. Kurz
                                            Manager/ CFO