Form 10-Q
period 2004-12-31
EASY GARDENER PRODUCTS LTD
filed 2005-02-14
CIK 1210936

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2004

OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
EXCHANGE ACT OF 1934

From the transition period from ________________ to ________________

Commission File Number 333-102296

Easy Gardener Products, Ltd.

(Exact name of registrant as specified in its charter)

Texas	37-1433686
(State or other jurisdiction of incorporation or organization)	IRS Employer (Identification Number)

3022 Franklin Avenue
Waco, Texas	76710

(Address of Principal Executive Offices)	(Zip Code)

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

Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Not applicable, registrant is a limited partnership

Easy Gardener Products, Ltd. and Subsidiaries Consolidated Balance Sheets

	December 31, 2004	June 30, 2004

	(Unaudited)
Assets

Current:
Cash and cash equivalents	$270,000	$441,000
Accounts receivable, less allowance for doubtful accounts
of $127,000 and $193,000	9,374,000	26,753,000
Inventories	7,336,000	5,428,000
Prepaid expenses and other current assets	1,237,000	583,000
Current assets of discontinued operations	—	275,000

Total Current Assets	18,217,000	33,480,000

Property and Equipment, net	3,554,000	3,395,000

Deferred Financing Costs, net of accumulated amortization
of $261,000 and $130,000	1,290,000	1,333,000

Intangible Assets:
Goodwill	48,174,000	48,174,000
Trademarks	23,587,000	23,565,000
Non-compete agreements, net of accumulated amortization
of $237,000 and $135,000	1,333,000	1,435,000
Package tooling costs, net of accumulated amortization of
$631,000 and $352,000	893,000	902,000
Other intangible assets, net of accumulated
amortization of $107,000 and $61,000	869,000	915,000

Other Assets	3,482,000	3,538,000

Total Assets	$101,399,000	$116,737,000

See accompanying notes to consolidated financial statements.
1

Easy Gardener Products, Ltd. and Subsidiaries Consolidated Balance Sheets

	December 31, 2004	June 30, 2004

	(Unaudited)

Liabilities and Capital

Current:
Revolving credit facility	$9,111,000	$13,525,000
Accounts payable	6,815,000	11,158,000
Accrued expenses	2,166,000	4,536,000
Current portion of long-term debt	2,453,000	1,646,000
Current liabilities of discontinued operations	663,000	1,230,000

Total Current Liabilities	21,208,000	32,095,000

Long Term Debt	25,341,000	25,928,000
Deferred Tax Liability	9,048,000	10,862,000
Junior Subordinated Debentures, net of discount of
$20,745,000 and $20,797,000	46,992,000	44,403,000

Total Liabilities	102,589,000	113,288,000

Commitments and Contingencies

Partners’ Capital (Deficit):

Capital	2,675,000	2,675,000

Retained earnings (deficit)	(3,865,000)	774,000

Total Partners’ Capital (Deficit)	(1,190,000)	3,449,000

Total Liabilities and Partners’ Capital (Deficit)	$101,399,000	$116,737,000

See accompanying notes to consolidated financial statements.
2

Easy Gardener Products, Ltd. and Subsidiaries Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31, 2004	Two Months Ended December 31, 2003	One Month Ended October 31, 2003

			(Predecessor)

Net Sales	$10,873,000	$6,985,000	$2,956,000
Cost of Sales	6,835,000	4,358,000	2,169,000

Gross Profit	4,038,000	2,627,000	787,000

Operating Expenses:
Selling and shipping	3,344,000	2,044,000	1,201,000
General and administrative	1,270,000	855,000	740,000
Depreciation and amortization	241,000	326,000	72,000

Total Operating Expenses	4,855,000	3,225,000	2,013,000

Loss From Operations	(817,000)	(598,000)	(1,226,000)

Other Expense:

Interest expense	(2,696,000)	(1,593,000)	(680,000)

Loss From Continuing Operations
Before Income Taxes	(3,513,000)	(2,191,000)	(1,906,000)

Income Tax Benefit (Expense)	1,135,000	758,000	(49,000)

Loss from Continuing Operations	(2,378,000)	(1,433,000)	(1,955,000)

Loss from discontinued operations	—	(39,000)	(1,000)

Net Loss	$(2,378,000)	$(1,472,000)	$(1,956,000)

See accompanying notes to consolidated financial statements.
3

Easy Gardener Products, Ltd. and Subsidiaries Consolidated Statements of Operations (Unaudited)

	Six Months Ended December 31, 2004	Two Months Ended December 31, 2003	Four Months Ended October 31, 2003

			(Predecessor)

Net Sales	$25,098,000	$6,985,000	$17,473,000
Cost of Sales	15,815,000	4,358,000	10,953,000

Gross Profit	9,283,000	2,627,000	6,520,000

Operating Expenses:
Selling and shipping	7,694,000	2,044,000	5,838,000
General and administrative	2,584,000	855,000	2,557,000
Depreciation and amortization	449,000	326,000	431,000

Total Operating Expenses	10,727,000	3,225,000	8,826,000

Loss From Operations	(1,444,000)	(598,000)	(2,306,000)

Other Expense:
Refinancing and transaction costs	—	—	(159,000)
Interest expense	(5,334,000)	(1,593,000)	(2,868,000)

Loss From Continuing Operations
Before Income Taxes	(6,778,000)	(2,191,000)	(5,333,000)

Income Tax Benefit (Expense)	2,139,000	758,000	(44,000)

Loss from Continuing Operations	(4,639,000)	(1,433,000)	(5,377,000)

Loss from discontinued operations	—	(39,000)	(75,000)

Net Loss	$(4,639,000)	$(1,472,000)	$(5,452,000)

See accompanying notes to consolidated financial statements.
4

Easy Gardener Products, Ltd. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Six months Ended December 31, 2004	Two Months Ended December 31, 2003	Four months Ended October 31, 2003

			(Predecessor)

Cash Flows from Operating Activities:

Net loss from continuing operations	$(4,639,000)	$(1,433,000)	$(5,377,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Changes in operating assets and liabilities:
Accounts receivable	17,379,000	112,000	14,509,000
Inventories	(1,908,000)	128,000	492,000
Prepaid expenses, refundable income taxes
and other current assets	(654,000)	(37,000)	51,000
Other assets	57,000	(31,000)	50,000
Accounts payable and accrued expenses	(6,885,000)	587,000	(3,511,000)
Income taxes payable	(325,000)	—	—
Non-cash interest expense	3,166,000	202,000	75,000
Depreciation and other amortization	1,109,000	540,000	886,000
Deferred income tax benefit	(1,814,000)	(763,000)	—
Compensation related to repriced stock options	—	—	40,000
Trademarks	(21,000)	—	—

Net Cash Provided by (Used in) Operating
Activities of Continuing Operations	5,465,000	(695,000)	7,215,000

Cash Flows From Investing Activities:

Purchase of equipment	(712,000)	(51,000)	(91,000)
Purchase of package design and tooling	(270,000)	(55,000)	(76,000)

Net Cash Used in Investing Activities	$(982,000)	$(106,000)	$(167,000)

See accompanying notes to consolidated financial statements.
5

Easy Gardener Products, Ltd. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Six months Ended December 31, 2004	Two Months Ended December 31, 2003	Four months Ended October 31, 2003

			(Predecessor)

Cash Flows From Financing Activities:

Net payments on revolving credit facility	$(4,076,000)	$1,965,000	$(6,736,000)
Payments on long-term debt	(695,000)	(208,000)	(21,000)
Deferred financing costs	(87,000)	(8,000)	(227,000)

Net Cash Provided by (Used In) Financing
Activities	(4,858,000)	1,749,000	(6,984,000)

Net increase (decrease) in cash and cash equivalents
from continuing operations	(375,000)	948,000	64,000

Net cash provided by (used in) discontinued
operations	204,000	(434,000)	(14,000)

Net increase (decrease) in cash and cash equivalents	(171,000)	514,000	50,000

Cash and Cash Equivalents, beginning of period	441,000	467,000	822,000

Cash and Cash Equivalents, end of period	$270,000	$981,000	$872,000

Supplemental Disclosure of Cash Flow
Information
Cash paid for interest	$2,139,000	$1,506,000	$3,960,000
Cash received for taxes	$57,000	$78,000	$36,000

See accompanying notes to consolidated financial statements.
6

Easy Gardener Products, Ltd. and Subsidiaries Notes to Consolidated Financial Statements

1.	The accompanying consolidated financial statements include the unaudited consolidated statements of operations and cash flows for the month and four months ended October 31, 2003 of U.S. Home & Garden, Inc. (the “Predecessor”) from whom Easy Gardener Products, Ltd., (the “Company”) acquired its operations effective November 1, 2003. The accompanying consolidated financial statements at December 31, 2004 and for the three months ended and six months ended December 31, 2004 and two months ended December 31, 2003 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the six months ended December 31, 2004 are not necessarily indicative of the results of operations for a full year.

2.	Refer to the audited consolidated financial statements for the year ended June 30, 2004, for details of accounting policies and detailed notes to the consolidated financial statements.

3.	Inventories consist of:

	December 31, 2004	June 30, 2004

Raw and packaging materials	$2,668,000	$2,025,000
Finished goods	4,668,000	3,403,000

	$7,336,000	$5,428,000

4.	All shipping and handling expenses are included in the selling and shipping caption and totaled approximately $1,115,000, $3,047,000, and $736,000, for the three months ended and six months ended December 31, 2004 and the two months ended December 31, 2003, respectively and $385,000, and $2,075,000 for the one month ended October 31, 2003 (Predecessor), and the four months ended October 31, 2003 (Predecessor), respectively.

5.	The Company and its parent, EYAS International, Inc., and their subsidiaries have a revolving credit facility with LaSalle Business Credit, L.L.C. who is the Agent for and one of the lenders on the facility, and a term loan facility with CapitalSource Finance, L.L.C. The revolving credit facility has a maximum borrowing level of $25 million. Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 3.25%. The interest rate on the revolving credit facility was 5.25% at December 31, 2004. The revolving credit facility has various financial covenants including minimum EBITDA, minimum EBITDA to pay interest on the Junior Subordinated Debentures, a Fixed Charge Coverage Ratio, a Funded Senior Debt Ratio/Leverage Ratio and limits on Capital Expenditures. Borrowings on the revolving credit facility were $9,111,000 at December 31, 2004 and are based on eligible borrowing base of $10,746,000 including a $2,000,000 over advance line available at December 31, 2004. There are two term loans. The term loan A had $12,250,000 outstanding at December 31, 2004 and term loan B had $9,500,000 outstanding at December 31, 2004 plus accrued interest. Term loan A bears interest at the greater of 5.75% over the prime rate or 10.00% and has monthly repayment of principal of $104,167 per month in year one, and $166,667 per month in year two. Year one began on October 29, 2003. Term Loan B bears interest at the greater of 8.75% over the prime rate or 13.00% plus 7.00% of non-cash interest which is to be paid at the maturity of Term Loan B on October 29, 2008. The variable interest rates on Term Loans A and B were 10.90% and 13.90%, respectively, at December 31, 2004. Term Loans A and B also require mandatory pre-payments from the excess cash flow as defined in the loan agreement. The principal pre-payments range from 50% to 75% of the excess cash flow. The facility has financial covenants identical to those of the revolving credit facility described above.
7

Easy Gardener Products, Ltd. and Subsidiaries Notes to Consolidated Financial Statements

The Company is below the minimum EBITDA level required by the senior lenders to continue to pay the interest on the Junior Subordinated Debentures. As permitted by the Amended and Restated Junior Subordinated Indenture, the Company has notified the Trustee that it has exercised its right to defer (not cancel) the monthly interest payment commencing with the August 2004 payment. The Trustee uses the interest on the Junior Subordinated Debentures to pay the interest on the 9.40% Cumulative Trust Preferred Securities. The deferred interest and interest on the deferred interest are included in the caption, Junior Subordinated Debentures, net of discount.

6.	The Company’s previous business combinations were accounted for using the purchase method. As a result of such combinations, the Company has recognized a significant amount of goodwill, which, in the aggregate, was $48,174,000 at December 31, 2004 and June 30, 2004. Intangible assets acquired and related accumulated amortization were as follows:

	December 31, 2004
	Gross Carrying Amount	Accumulated Amortization

Amortized Intangible Assets
Non-compete agreements	$1,570,000	$(237,000)
Package Tooling Costs	1,524,000	(631,000)
Other Intangible Assets	976,000	(107,000)

Total	$4,070,000	$(975,000)

Unamortized Intangible Assets
Trademarks	$23,587,000

8

Easy Gardener Products, Ltd. and Subsidiaries Notes to Consolidated Financial Statements

Amortization expense for all intangible assets and deferred financing amortization expense during the three months and the six months ended December 31, 2004 and the two months ended December 31, 2003 was $283,000, $556,000 and $352,000, respectively, and the one month and four months ended October 31, 2003 (Predecessor) was $89,000 and $531,000, respectively. These amounts include deferred financing amortization expense during the three months and the six months ended December 31, 2004 and the two months ended December 31, 2003 of $67,000, $102,000 and $47,000, respectively, and the one month and four months ended October 31, 2003 (Predecessor) of $8,000 and $69,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows, such amounts include annual deferred financing amortization expense of $260,000:

Year Ended June 30,	Amount

2005	$1,112,000
2006	1,112,000
2007	1,112,000
2008	924,000
2009	924,000
9

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company’s growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion, changes in interest rates, ability to service debt, activities of competitors, ability to successfully introduce new products and product lines, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, the ability to maintain adequate financing arrangements necessary to fund operations and the general condition of the economy and its effect on the securities markets and other risks detailed in other filings with the Securities and Exchange Commission. The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

Easy Gardener Products, Ltd., (“the Company”), manufactures and markets a broad range of brand-name consumer lawn and garden products through its own operations and through its wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. which owns Weatherly Consumer Products, Inc., and Easy Gardener UK Ltd.
10

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

	Three months ended December 31, 2004	Two months ended December 31, 2003	One month ended October 31, 2003	Six months ended December 31, 2004	Two months ended December 31, 2003	Four months ended October 31, 2003

			(Predecessor)			(Predecessor)

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	62.9%	62.4%	73.4%	63.0%	62.4%	62.7%

Gross profit	37.1%	37.6%	26.6%	37.0%	37.6%	37.3%

Selling and shipping expenses	30.8%	29.3%	40.6%	30.7%	29.3%	33.4%
General and administrative expenses	11.6%	12.2%	25.0%	10.3%	12.2%	14.6%
Depreciation and amortization	2.2%	4.7%	2.5%	1.8%	4.7%	2.5%

Loss from operations	(7.5%)	(8.6%)	(41.5%)	(5.8%)	(8.6%)	(13.2%)
Refinancing and transaction costs	—	—	—	—	—	(0.9%)
Interest expense	(24.8%)	(22.8%)	(23.0%)	(21.2%)	(22.8%)	(16.4%)

Loss from continuing operations before income tax	(32.3%)	(31.4%)	(64.5%)	(27.0%)	(31.4%)	(30.5%)
Income tax benefit/(expense)	10.4%	10.9%	(1.7%)	8.5%	10.9%	(0.3%)

Loss from continuing operations	(21.9%)	(20.5%)	(66.2%)	(18.5%)	(20.5%)	(30.8%)
Loss from discontinued operations	—	(0.6%)	—	—	(0.6%)	(0.4%)

Net loss	(21.9%)	(21.1%)	(66.2%)	(18.5%)	(21.1%)	(31.2%)

11

Three Months Ended December 31, 2004 Compared to Two Months Ended December 31, 2003 and the One Month Ended October 31, 2003 (Predecessor)

Net sales. Net sales increased by $932,000, or 9.4%, to $10,873,000 during the three months ended December 31, 2004, from $6,985,000 during the two months ended December 31, 2003 and $2,956,000 during the one month ended October 31, 2003, for a combined net sales of $9,941,000 during the comparable period in 2003. Net sales are gross sales less adjustments for discounts, rebates, returns and allowances given to customers and such adjustments are collectively referred to as sales adjustments. The increase in net sales was the result of an increase in the volume of products sold of $622,000, and a decrease in rebates to customers of $360,000. The increase was offset in part by the Predecessor’s $25,000 in net sales for operations not acquired by the Company and also by $25,000 in net sales for the Ampro division during the one month ended October 31, 2003. The Company disposed of the Ampro division in June 2004.

Cost of sales. Cost of sales increased by $308,000, or 4.7% to $6,835,000 for the three months ended December 31, 2004 from $4,358,000 during the two months ended December 31, 2003 and $2,169,000 during the one month ended October 31, 2003, for a combined cost of sales of $6,527,000 during the comparable period in 2003. The increase was a result of increases in the volume of products sold of $405,000 and in material costs, primarily purchase price increases on a number of petroleum based products of $40,000, offset in part by $16,000 in cost of sales for operations of the Predecessor not acquired by the Company and by $121,000 in cost of sales for the Ampro division during the one month ended October 31, 2003. Cost of sales as a percentage of net sales decreased to 62.9% during the three months ended December 31, 2004 from 65.7% during the comparable period in 2003. The decrease in cost of sales as a percentage of sales was due to plant expenses staying constant in dollars on a higher volume of sales. Depreciation and amortization included in cost of sales for the three months ended December 31, 2004 and during the two months ended December 31, 2003 and the one month ended October 31, 2003 were $321,000, $122,000, and $214,000, respectively.

Gross profit. Gross profit increased by $624,000, or 18.3%, to $4,038,000 for the three months ended December 31, 2004 from $2,627,000 during the two months ended December 31, 2003 and $787,000 during the one month ended October 31, 2003, for a combined gross profit of $3,414,000 during the comparable period in 2003. Gross profit as a percentage of net sales increased to 37.1% during the three months ended December 31, 2004, from 34.3% during the comparable period in 2003. This increase in gross profit dollars and as a percentage of net sales results from the matters described above.

Selling and shipping expenses. Selling and shipping expenses increased by $99,000, or 3.1% to $3,344,000 during the three months ended December 31, 2004 from $2,044,000 during the two months ended December 31, 2003 and $1,201,000 during the one month ended October 31, 2003, for a combined selling and shipping expense of $3,245,000 during the comparable period in 2003. This increase in expense dollars was attributable to an increase in marketing and new product development costs of $139,000, warehousing costs of $44,000, offset in part by a decrease in other selling costs of $5,000 and the elimination of costs not assumed from the Predecessor of $35,000 and by $44,000 in costs for the Ampro division during the one month ended October 31, 2003.As a percentage of net sales, selling and shipping expenses decreased to 30.8% during the three months ended December 31, 2004 from 32.6% during the comparable period in 2003 as a result of net sales increasing at a greater rate than selling and shipping expenses.
12

General and administrative expenses. General and administrative expenses decreased by $325,000 or 20.4%, to $1,270,000 during the three months ended December 31, 2004 from $855,000 during the two months ended December 31, 2003 and $740,000 during the one month ended October 31, 2003, for a combined general and administrative expense of $1,595,000 during the comparable period in 2003. This decrease is the result of costs of the Predecessor not assumed by the Company of $323,000 and costs for the Ampro division of $6,000, offset in part by cost increases during the quarter ended December 31, 2004 of $4,000. As a percentage of net sales, general and administrative expenses decreased to 11.6% during the three months ended December 31, 2004 from 16.0% during the comparable period in 2003.

Depreciation and amortization. Depreciation and amortization expenses decreased by $157,000 or 39.4% to $241,000 during the three months ended December 31, 2004 from $326,000 during the two months ended December 31, 2003 and $72,000 during the one month ended October 31, 2003, for a combined expense of $398,000 during the comparable period in 2003. This decrease is primarily as a result of the Predecessor having a shorter life on its amortizable intangible assets. As a percentage of net sales, depreciation and amortization expenses decreased to 2.2% during the three months ended December 31, 2004 from 4.0% during the comparable period in 2003.

Loss from operations. Loss from operations decreased by $1,007,000 or 55.2% to $817,000 during the three months ended December 31, 2004, from $598,000 during the two months ended December 31, 2003 and $1,226,000 during the one month ended October 31, 2003, for a combined net loss of $1,824,000 during the comparable period in 2003. The decrease in loss from continuing operations was primarily due to increased sales and reduced operating expenses as noted above. As a percentage of net sales, loss from operations decreased to 7.5% for the three months ended December 31, 2004 from 18.3% during the comparable period in 2003.

Interest expense. Net interest expense increased $423,000, or 18.6% to $2,696,000 during the three months ended December 31, 2004, from $1,593,000 during the two months ended December 31, 2003 and $680,000 during the one month ended October 31, 2003, for a combined expense of $2,273,000 during the comparable period in 2003. Interest on the revolving credit facility increased $27,000 as a result of increased borrowing levels. Interest expense on the term loans increased $160,000 as a result of increased average borrowing levels in the current period and higher interest rates. The Company has approximately $22,576,000 in term loans outstanding at December 31, 2004 compared to $23,410,000 at December 31, 2003 and $12,121,000 for the Predecessor at October 31, 2003. The interest expense of the Company on its term loans for the three months ended December 31, 2004 was $884,000 of which $183,000 is due on October 29, 2008 and is considered non-cash interest in the current period. Interest expense on the term loans for the two months ended December 31, 2003 was $585,000, including non-cash interest of $119,000. Interest on the term loans is due in cash on October 29, 2008. The Predecessor had interest expense of $139,000 on its term loan for the one month ended October 31, 2003. The Company also has two subordinated loans, with non-cash interest expense in the current period, which increased $39,000, to $108,000 during the three months ended December 31, 2004 from $69,000 during the two months ended December 31, 2003. Interest on the subordinated loans is due in cash on May 29, 2009. Interest on the Junior Subordinated Debentures increased $194,000 to $1,561,000 from $1,367,000 in the comparable quarter. The increase is interest on the deferred interest. The interest related to the Junior Subordinated Debentures is included in non-cash interest during the three months ended December 31, 2004. As permitted by the Amended and Restated Junior Subordinated Indentures, the Company has elected to defer payment of the interest on the Junior Subordinated Debentures beginning in August 2004. While the interest payment is deferred, the interest continues to be accrued and together with the interest on the accrued interest is included in the caption Junior Subordinated Debentures, net of discount. By deferring the interest on the Junior Subordinated Debentures, the Company has improved its cash flow by the amount of interest deferred. This improvement will exist until such time as the deferred interest is paid. Miscellaneous interest expense increased $3,000. The total non-cash interest for the December 31, 2004 quarter was $1,852,000. A portion of the Company’s interest expense is based upon variable interest rates. Increases in such rates would have a negative impact on operating performance and cash flow.
13

Income taxes. The income tax benefit increased $426,000, or 60.1% to $1,135,000 during the three months ended December 31, 2004 from $758,000 during the two months ended December 31, 2003 and an income tax expense of $49,000 for the one month ended October 31, 2003, for a combined benefit amount of $709,000 for the three months ended December 31, 2003. The Company has deferred tax credits, which permits it to currently recognize deferred tax benefits on pre-tax losses. The Predecessor had a tax loss carry forward and no net deferred tax credits, which impacted its taxes for the one month ended October 31, 2003.

Discontinued Operations. Loss from discontinued operations decreased from $40,000 to $0 during the three months ended December 31, 2004, from the comparable period in 2003. The Company recorded a loss on its discontinued Ampro division operations of $39,000 during the two months ended December 31, 2003. The Predecessor’s loss of $1,000 in October 2003 was due to its discontinued Weed Wizard operations.

Net loss. Net loss decreased by $1,050,000, or 30.6% to $2,378,000 during the three months ended December 31, 2004 from a net loss of $1,472,000 during the two months ended December 31, 2003 and $1,956,000 during the one month ended October 31, 2003, for a combined net loss of $3,428,000 during the comparable period in 2003. The decrease in net loss is due to the matters described above. As a percentage of net sales, net loss decreased to 21.9% for the three months ended December 31, 2004 from 34.5% during the comparable period in 2003.

Six Months Ended December 31, 2004 Compared to Two Months Ended December 31, 2003 and the Four Months Ended October 31, 2003 (Predecessor)

Net sales. Net sales increased by $640,000, or 2.6%, to $25,098,000 during the six months ended December 31, 2004, from $6,985,000 during the two months ended December 31, 2003 and $17,473,000 during the four months ended October 31, 2003, for a combined amount of $24,458,000 during the comparable period in 2003. Net sales are gross sales less adjustments for discounts, rebates, returns and allowances given to customers and such adjustments are collectively referred to as sales adjustments. The increase in net sales was the result of an increase in the volume of products sold of $143,000, and a decrease in rebates to customers of $301,000, and a decrease of $477,000 of returns recorded during the four months ended October 31, 2004 by the Predecessor for the Ampro division. The Company disposed of the Ampro division in June 2004. The increase in net sales described above was offset in part by $66,000 of additional discounts given during the six months ended December 31, 2004 and by $215,000 of the Predecessor’s net sales for operations not acquired by the Company.
14

Cost of sales. Cost of sales increased by $504,000, or 3.3% to $15,815,000 for the six months ended December 31, 2004 from $4,358,000 during the two months ended December 31, 2003 and $10,953,000 during the four months ended October 31, 2003, for a combined amount of $15,311,000 during the comparable period in 2003. The increase was a result of an increase in the volume of products sold of $72,000, increases in material costs, primarily purchase price increases on a number of petroleum based products of $326,000, and by a reduction in cost of sales in the comparable period last year related to the return of inventory of the Ampro Division of $168,000. There were no such returns in the current period. The increase was offset in part in the current period by a reduction in cost of sales of $62,000 for operations not acquired by the Company. Cost of sales as a percentage of net sales increased to 63.0% during the six months ended December 31, 2004 from 62.6% during the comparable period in 2003. Depreciation and amortization included in cost of sales for the six months ended December 31, 2004, the two months ended December 31, 2003, and the four months ended October 31, 2004 were $632,000, $176,000 and $496,000, respectively.

Gross profit. Gross profit increased by $136,000, or 1.5%, to $9,283,000 for the six months ended December 31, 2004 from $2,627,000 during the two months ended December 31, 2003 and $6,520,000 during the four months ended October 31, 2003, for a combined gross profit of $9,147,000 during the comparable period in 2003. Gross profit as a percentage of net sales decreased to 37.0% during the six months ended December 31, 2004, from 37.4% during the comparable period in 2003. This decrease in gross profit as a percentage of net sales results from the matters described above.

Selling and shipping expenses. Selling and shipping expenses decreased by $188,000, or 2.4% to $7,694,000 during the six months ended December 31, 2004 from $2,044,000 during the two months ended December 31, 2003 and $5,838,000 during the four months ended October 31, 2003, for a combined expense of $7,882,000 during the comparable period in 2003. As a percentage of net sales, selling and shipping expenses decreased to 30.7% during the six months ended December 31, 2004 from 32.2% during the comparable period in 2003. This decrease in expense and as a percentage of net sales was attributable to a decrease in cooperative advertising, commission and store service costs of $433,000, the elimination of costs of the Predecessor of $122,000 for the four months ended October 31, 2003 not assumed and costs related to the Ampro division in the prior period of $141,000, offset in part by an increase of $294,000 in outbound freight and warehousing costs and an increase in marketing and new product development costs of $214,000.

General and administrative expenses. General and administrative expenses decreased by $828,000 or 24.3%, to $2,584,000 during the six months ended December 31, 2004 from $855,000 during the two months ended December 31, 2003 and $2,557,000 during the four months ended October 31, 2003 for a combined amount of $3,412,000 during the comparable period in 2003. This decrease results from costs of the Predecessor not assumed by the Company of $977,000 and costs of the Ampro division of $27,000, offset in part by cost increases during the six months ended December 31, 2004 of $176,000 related to expenses of being a separate company. As a percentage of net sales, general and administrative expenses decreased to 10.3% during the six months ended December 31, 2004 from 14.0% during the comparable period in 2003.

Depreciation and amortization. Depreciation and amortization expenses decreased by $308,000 or 40.7% to $449,000 during the six months ended December 31, 2004 from $326,000 during the two months ended December 31, 2003 and $431,000 during the four months ended October 31, 2003, for a combined amount of $757,000 during the comparable period in 2003. This decrease is primarily as a result of the Predecessor having a shorter life on its amortizable intangible assets. As a percentage of net sales, depreciation and amortization expenses decreased to 1.8% during the six months ended December 31, 2004 from 3.1% during the comparable period in 2003.
15

Loss from operations. Loss from operations decreased by $1,460,000 or 50.3% to $1,444,000 during the six months ended December 31, 2004, from $598,000 during the two months ended December 31, 2003 and $2,306,000 during the four months ended October 31, 2003 for a combined loss from operations of $2,904,000 during the comparable period in 2003. The decrease in loss from continuing operations was primarily due to increased sales and reduced operating expenses as noted above. As a percentage of net sales, loss from operations decreased to 5.8% for the six months ended December 31, 2004 from 11.9% during the comparable period in 2003.

Refinancing and transaction costs. The Company did not incur refinancing and transaction costs during the six months ended December 31, 2004 or the two months ended December 31, 2003. In the four months ended October 31, 2003, the Predecessor incurred $159,000 in refinancing and transaction costs, related to the sale of assets to the Company.

Interest expense. Net interest expense increased $873,000, or 19.6% to $5,334,000 during the six months ended December 31, 2004, from $1,593,000 during the two months ended December 31, 2003 and $2,868,000 during the four months ended October 31, 2003 for a combined interest expense of $4,461,000 for the comparable period in 2003. Interest on the revolving credit facility decreased $144,000 as a result of reduced borrowing levels and lower interest rates during most of the period. Interest expense on the term loans increased $539,000 as a result of increased average borrowing levels in the current period and higher interest rates. The Company has approximately $22,576,000 in term loans outstanding at December 31, 2004 compared to $23,410,000 at December 31, 2003 and $12,121,000 for the Predecessor at October 31, 2003. The interest expense of the Company on its term loans for the six months ended December 31, 2004 was $1,737,000 of which $362,000 is due on October 29, 2008 and is considered non-cash interest in the current period. Interest expense on the term loans for the two months ended December 31, 2003 was $585,000, including non-cash interest of $119,000 in the two-month period. The Predecessor had interest expense of $612,000 on its term loan for the four months ended October 31, 2003. The Company also has two subordinated loans with non-cash interest expense, which increased $145,000, to $214,000 during the six months ended December 31, 2004 from $69,000 during the two months ended December 31, 2003. The interest on the subordinated loans is due in cash on May 29, 2009. Interest on the Junior Subordinated Debentures increased $318,000 to $3,065,000 from $2,747,000 in the comparable period. The increase is interest on the deferred interest. As permitted by the Amended and Restated Junior Subordinated Indentures, the Company has elected to defer payment of the interest on the Junior Subordinated Debentures beginning in August 2004. While the interest payment is deferred, the interest continues to be accrued and together with the interest on the accrued interest is included in the caption Junior Subordinated Debentures, net of discount. Deferred interest and interest thereon of $2,590,000 is included in non-cash interest expense in the current period. By deferring the interest on the Junior Subordinated Debentures, the Company has improved its cash flow by the amount of interest deferred. This improvement will exist until such time as the deferred interest is paid. The remaining $15,000 increase in interest is related to miscellaneous interest expense. The total non-cash interest for the six months ended December 31, 2004 was $3,166,000. A portion of the Company’s interest expense is based upon variable interest rates. Increases in such rates would have a negative impact on operating performance and cash flow.

Income taxes. Income tax benefit increased $1,425,000 to $2,139,000 during the six months ended December 31, 2004 from $758,000 during the two months ended December 31, 2003 and an income tax expense of $44,000 during the four months ended October 31, 2003 for a combined income tax benefit of $714,000 for the six months ended December 31, 2003. The Company has deferred tax credits, which permits it to currently recognize deferred tax benefits on pre-tax losses. The Predecessor had a tax loss carry forward and no net deferred tax credits, which impacted its taxes for the four months ended October 31, 2003.
16

Discontinued Operations. Loss from discontinued operations decreased $114,000 to $0 during the six months ended December 31, 2004 from $39,000 during the two months ended December 31, 2003 and $75,000 during the four months ended October 31, 2003 for a combined amount of $114,000 from the comparable period in 2003. The Company’s loss during the two months ended December 31, 2003 was due to its discontinued Ampro division. The Predecessor’s loss during the four months ended October 31, 2003 was due to its discontinued Weed Wizard operations.

Net loss. Net loss decreased by $2,285,000 to $4,639,000 during the six months ended December 31, 2004 from a net loss of $1,472,000 during the two months ended December 31, 2003 and $5,452,000 during the four months ended October 31, 2003 for a combined net loss of $6,924,000 during the comparable period in 2003. The decrease in net loss is due to matters described above. As a percentage of net sales, net loss decreased to 18.5% for the six months ended December 31, 2004 from 28.3% during the comparable period in 2003.

Seasonality

The Company’s sales are seasonal due to the nature of the lawn and garden business. The Company’s seasonality generally parallels the annual growing season. The Company’s sales and shipping are usually most active from late March through May when home lawn and garden customers are purchasing supplies for spring planting and retail stores are replenishing their inventory of lawn and garden products. These patterns are affected by a number of events; weather being the largest single event. The buying pattern of retailers, including the Company’s retail customers, is changing. Retailers are buying enough product to begin the season just prior to the beginning of the season and stores are replenishing their inventory when sales are made by them rather than buying large quantities of inventory in advance of the selling season. Sales typically decline in mid-summer.

Due to the seasonality of the Company’s business as described above, a substantial portion of the Company’s sales, Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) and cash flows are generated in the peak growing season of the year which are the March 31 quarter and most significantly the June 30 quarter.

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through cash generated by operations, and net borrowings from lending institutions. As noted below, the Company’s senior lenders have required that the Company finance part of its operations by deferring the interest on the Junior Subordinated Debentures since the senior loan requirements to pay such interest have not been met.

The Company is below the minimum EBITDA level required by the senior lenders to continue to pay the interest on the Junior Subordinated Debentures. As permitted by the Amended and Restated Junior Subordinated Indenture, the Company has notified the Trustee that it has exercised its right to defer (not cancel) the monthly interest payment commencing with the August 2004 payment. The Trustee uses the interest on the Junior Subordinated Debentures to pay the interest on the 9.40% Cumulative Trust Preferred Securities.
17

At December 31 2004, the Company had cash and short-term investments totaling $270,000 and a working capital deficit of $2,991,000. At June 30, 2004, the Company had cash and short-term investments totaling $441,000 and working capital of $1,385,000. The change in working capital deficit for the six months ended December 31, 2004 of $4,376,000 was primarily attributable to the loss from continuing operations of $4,639,000 for the six months ended December 31, 2004.

Net cash provided by operating activities for the six months ended December 31, 2004 was $5.5 million resulting from a net loss from continuing operations of $4.6 million, such loss as reduced by non-cash interest expense and deferred income tax benefit of $2.5 million, a decrease in accounts receivable of $17.4 million, offset by an increase in inventory and a decrease in accounts payable and accrued expenses, prepaid expenses and other current assets of $9.8 million. These changes are consistent with the seasonal nature of the Company’s business.

Net cash used in investing activities for the six months ended December 31, 2004 of $1.0 million is due to capital purchases of equipment and package tooling costs.

Net cash used in financing activities for the six months ended December 31, 2004 of $4.9 million is primarily due to repayments made on the revolving credit facility as accounts receivable are collected and scheduled principal repayment on the term loan with cash provided from operating activities of $5.5 million.

The Company and its parent, EYAS International, Inc., and their subsidiaries have a revolving credit facility with LaSalle Business Credit, L.L.C. who is the Agent for and one of the lenders on the facility, and a term loan facility with CapitalSource Finance, L.L.C. The revolving credit facility has a maximum borrowing level of $25 million. Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 3.25%. The interest rate on the revolving credit facility was 5.25% at December 31, 2004. The revolving credit facility has various financial covenants including minimum EBITDA, minimum EBITDA to pay interest on the Junior Subordinated Debentures, a Fixed Charge Coverage Ratio, a Funded Senior Debt Ratio/Leverage Ratio and limits on Capital Expenditures. Borrowings on the revolving credit facility were $9,111,000 at December 31, 2004 and are based on eligible borrowing base of $10,746,000 including a $2,000,000 over advance line available at December 31, 2004. There are two term loans. The term loan A had $12,250,000 outstanding at December 31, 2004 and term loan B had $9,500,000 outstanding at December 31, 2004 plus accrued interest. Term loan A bears interest at the greater of 5.75% over the prime rate or 10.00% and has monthly repayment of principal of $104,167 per month in year one, and $166,667 per month in year two. Year one began on October 29, 2003. Term Loan B bears interest at the greater of 8.75% over the prime rate or 13.00% plus 7.00% of non-cash interest which is to be paid at the maturity of Term Loan B on October 29, 2008. The variable interest rates on Term Loans A and B were 10.90% and 13.90%, respectively, at December 31, 2004. Term Loans A and B also require mandatory pre-payments from the excess cash flow as defined in the loan agreement. The principal pre-payments range from 50% to 75% of the excess cash flow. The facility has financial covenants identical to those of the revolving credit facility described above.
18

Commitments

The Company leases office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2008. The future minimum annual lease payments under these non-cancelable operating leases are as follows:

Year Ended June 30,	Amount

2005	$602,000
2006	268,000
2007	9,000
2008	6,000

$885,000

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151 entitled Inventory Costs – an amendment of ARB No. 43, Chapter 4. This Statement, which is effective for fiscal years beginning after June 15, 2005, clarifies the accounting for inventory costs, in particular, abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company is studying the implications of this Statement on its financial reporting and does not expect that it will have an effect on its financial statements.

In December 2004, the FASB revised Statement No. 123 entitled Share-Based Payment. This Statement, which is effective as of the beginning of the first interim or annual reporting period, that begins after June 15, 2005, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company has not exchanged equity instruments for goods or services and currently does not expect to do so in the future.

Inflation

Inflation has historically not had a material effect on the Company’s operations.
19

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate revolving credit line and term debt, the Company is exposed to the risk of rising interest rates. The Company also has minor exposure to changes in foreign exchange rates. The following information relates to the Company’s fixed maturity debt as of December 31, 2004 that are sensitive to changes in interest rates. A 1% point increase in the variable interest rate at the beginning of the quarter would have increased interest expense $81,000. Actual interest expense on the debt subject to variable interest was $2,168,000 for the six months ended December 31, 2004.

The Revolving Credit Facility with LaSalle Business Credit L.L.C. had a variable interest rate ranging from 4.75% to 5.25% for the period ended

December 31, 2004	$9.1 million

The Term Loan A with Capital Source Finance, L.L.C. had a variable interest rate ranging from 10.33% to 10.9% for the period ended

December 31, 2004	$12.3 million

The Term Loan B with Capital Source Finance, LLC had a variable interest rate component ranging from 13.33% to 13.9% for the period ended

December 31, 2004	$10.3 million

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, have carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings at a reasonable assurance level.

(b) Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the six months ended December 31, 2004 that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.
20

PART II – OTHER INFORMATION

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

February 14, 2005
Easy Gardener Products, Ltd.
(Registrant)

	By	: /s/ Richard M. Grandy
——————————————————
Richard M. Grandy
Manager / CEO

	By:	/s/ Richard M. Kurz
——————————————————
Richard M. Kurz
Manager/ CFO
21