Form 10-Q
period 2005-03-31
EASY GARDENER PRODUCTS LTD
filed 2005-05-16
CIK 1210936

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from _________________ to__________________

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

Yes    ☒         No    ☐

Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes    ☐         No    ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Not applicable, registrant is a limited partnership

Part I. - Financial Information

Item 1. - Consolidated Financial Statements

Consolidated balance sheets as of March 31, 2005 and June 30, 2004	1-2

Consolidated statements of operations for the three months ended March 31, 2005 and March 31, 2004	3

Consolidated statements of operations for the nine months ended March 31, 2005 and the five months ended March 31, 2004 , and the four months ended October 31, 2003 (Predecessor)	4

Consolidated statements of cash flows for the nine months ended March 31, 2005 and the five months ended March 31, 2004 , and the four months ended October 31, 2003 (Predecessor)	5-6

Notes to consolidated financial statements	7-9

Item 2. - Management’s Discussion and Analysis of Financial Condition and Results of Operations	10-19

Item 3. - Quantitative and Qualitative Disclosures About Market Risk	19

Item 4. – Controls and Procedures	19

Part II. - Other Information

Item 1. – Legal Proceedings	20

Item 6. - Exhibits and Reports on Form 8-K	20

Signatures	20

Easy Gardener Products, Ltd. and Subsidiaries Consolidated Balance Sheets

	March 31, 2005	June 30, 2004

	(Unaudited)
Assets

Current:
Cash and cash equivalents	$629,000	$441,000
Accounts receivable, less allowance for doubtful accounts of $126,000 and $193,000	26,763,000	26,753,000
Inventories	8,628,000	5,428,000
Prepaid expenses and other current assets	1,237,000	583,000
Current assets of discontinued operations	—	275,000

Total Current Assets	37,257,000	33,480,000

Property and Equipment, net of accumulated depreciation of $1,575,000 and $697,000	3,537,000	3,395,000

Deferred Financing Costs, net of accumulated amortization of $330,000 and $130,000	1,228,000	1,333,000

Intangible Assets:
Goodwill	48,174,000	48,174,000
Trademarks	23,587,000	23,565,000
Non-compete agreements, net of accumulated amortization of $287,000 and $135,000	1,283,000	1,435,000
Package tooling costs, net of accumulated amortization of $774,000 and $352,000	885,000	902,000
Other intangible assets, net of accumulated amortization of $129,000 and $61,000	847,000	915,000

Other Assets	3,785,000	3,538,000

Total Assets	$120,583,000	$116,737,000

See accompanying notes to consolidated financial statements.
1

Easy Gardener Products, Ltd. and Subsidiaries Consolidated Balance Sheets

	March 31, 2005	June 30, 2004

	(Unaudited)
Liabilities and Capital

Current:
Revolving credit facility	$17,400,000	$13,525,000
Accounts payable	13,656,000	11,158,000
Accrued expenses	5,312,000	4,536,000
Current portion of long-term debt	2,874,000	1,646,000
Current liabilities of discontinued operations	76,000	1,230,000

Total Current Liabilities	39,318,000	32,095,000

Long Term Debt	22,952,000	25,928,000
Deferred Tax Liability	9,660,000	10,862,000
Junior Subordinated Debentures, net of discount of $20,718,000 and $20,797,000	48,685,000	44,403,000

Total Liabilities	120,615,000	113,288,000

Commitments and Contingencies

Partners’ Capital (Deficit):
Capital	2,675,000	2,675,000

Retained earnings (deficit)	(2,707,000)	774,000

Total Partners’ Capital (Deficit)	(32,000)	3,449,000

Total Liabilities and Partners’ Capital (Deficit)	$120,583,000	$116,737,000

See accompanying notes to consolidated financial statements.
2

Easy Gardener Products, Ltd. and Subsidiaries Consolidated Statements of Operations (Unaudited)

	Three Months Ended March 31, 2005	Three Months Ended March 31, 2004

Net Sales	$27,774,000	$23,638,000
Cost of Sales	16,389,000	12,636,000

Gross Profit	11,385,000	11,002,000

Operating Expenses:
Selling and shipping	6,115,000	4,680,000
General and administrative	1,144,000	1,351,000
Depreciation and amortization	249,000	477,000

Total Operating Expenses	7,508,000	6,508,000

Income From Operations	3,877,000	4,494,000

Interest expense	(2,615,000)	(2,628,000)

Income From Continuing Operations Before Income Taxes	1,262,000	1,866,000

Income Tax Expense	(439,000)	(699,000)

Income from Continuing Operations	823,000	1,167,000

Income from discontinued operations, net of tax expense of $173,000 in 2005 and $64,000 in 2004	336,000	124,000

Net Income	$1,159,000	$1,291,000

See accompanying notes to consolidated financial statements.
3

Easy Gardener Products, Ltd. and Subsidiaries Consolidated Statements of Operations (Unaudited)

	Nine Months Ended March 31, 2005	Five Months Ended March 31, 2004	Four Months Ended October 31, 2003

			(Predecessor)

Net Sales	$52,872,000	$30,623,000	$17,473,000
Cost of Sales	32,204,000	16,994,000	10,953,000

Gross Profit	20,668,000	13,629,000	6,520,000

Operating Expenses:
Selling and shipping	13,809,000	6,725,000	5,838,000
General and administrative	3,730,000	2,207,000	2,557,000
Depreciation and amortization	698,000	803,000	431,000

Total Operating Expenses	18,237,000	9,735,000	8,826,000

Income (Loss) From Operations	2,431,000	3,894,000	(2,306,000)

Other Expense:
Refinancing and transaction costs	—	—	(159,000)
Interest expense	(7,948,000)	(4,219,000)	(2,868,000)

Loss From Continuing Operations Before Income Taxes	(5,517,000)	(325,000)	(5,333,000)

Income Tax Benefit (Expense)	1,700,000	59,000	(44,000)

Loss from Continuing Operations	(3,817,000)	(266,000)	(5,377,000)

Income (loss) from discontinued operations, net of tax expense of $173,000 in 2005 and $64,000 in 2004	336,000	85,000	(75,000)

Net Loss	$(3,481,000)	$(181,000)	$(5,452,000)

See accompanying notes to consolidated financial statements.
4

Easy Gardener Products, Ltd. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Nine months Ended March 31, 2005	Five Months Ended March 31, 2004	Four months Ended October 31, 2003

			(Predecessor)
Cash Flows from Operating Activities:

Net loss from continuing operations	$(3,817,000)	$(266,000)	$(5,377,000)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities
Non-cash interest expense	4,847,000	590,000	75,000
Depreciation and other amortization	1,720,000	1,370,000	886,000
Deferred income tax benefit	(1,202,000)	(10,000)	—
Compensation related to repriced stock options	—	—	40,000
Changes in operating assets and liabilities:
Accounts receivable	(10,000)	(12,891,000)	14,509,000
Inventories	(3,199,000)	188,000	492,000
Prepaid expenses, refundable income taxes and other current assets	(655,000)	(138,000)	51,000
Other assets	57,000	(31,000)	50,000
Accounts payable and accrued expenses	3,103,000	3,619,000	(3,511,000)
Reversal of income taxes payable	(325,000)	83,000	—
Trademarks	(22,000)	—	—

Net Cash Provided by (Used in) Operating Activities of Continuing Operations	497,000	(7,486,000)	7,215,000

Cash Flows From Investing Activities:

Purchase of equipment	(1,021,000)	(116,000)	(91,000)
Purchase of package design and tooling	(405,000)	(134,000)	(76,000)

Net Cash Used in Investing Activities	(1,426,000)	(250,000)	(167,000)

See accompanying notes to consolidated financial statements.
5

Easy Gardener Products, Ltd. and Subsidiaries Consolidated Statements of Cash Flows (Unaudited)

	Nine months Ended March 31, 2005	Five Months Ended March 31, 2004	Four months Ended October 31, 2003

			(Predecessor)
Cash Flows From Financing Activities:

Net proceeds (payments) on revolving credit facility	$3,875,000	$10,017,000	$(6,736,000)
Payments on long-term debt	(2,618,000)	(625,000)	(21,000)
Deferred financing costs	(94,000)	(29,000)	(227,000)

Net Cash Provided by (Used In) Financing Activities	1,163,000	9,363,000	(6,984,000)

Net increase in cash and cash equivalents from continuing operations	234,000	1,627,000	64,000

Net cash used in discontinued operations	(46,000)	(1,582,000)	(14,000)

Net increase in cash and cash equivalents	188,000	45,000	50,000

Cash and Cash Equivalents, beginning of period	441,000	467,000	822,000

Cash and Cash Equivalents, end of period	$629,000	$512,000	$872,000

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$3,011,000	$3,625,000	$3,960,000
Cash received for taxes	$53,000	$78,000	$36,000

See accompanying notes to consolidated financial statements.
6

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.
The accompanying consolidated financial statements include the unaudited consolidated statements of operations and cash flows for the four months ended October 31, 2003 of U.S. Home & Garden, Inc. (the “Predecessor”) from whom Easy Gardener Products, Ltd., (the “Company”) acquired its operations effective November 1, 2003. The accompanying consolidated financial statements at March 31, 2005 and for the three and nine months ended March 31, 2005 and the five months ended March 31, 2004 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the nine months ended March 31, 2005 are not necessarily indicative of the results of operations for a full year.

2.	Refer to the audited consolidated financial statements for the year ended June 30, 2004, for details of accounting policies and detailed notes to the consolidated financial statements.

3.	Inventories consist of:
	March 31, 2005	June 30, 2004

Raw and packaging materials	$3,342,000	$2,025,000
Finished goods	5,286,000	3,403,000

	$8,628,000	$5,428,000

4.
All shipping and handling expenses are included in the selling and shipping caption and totaled approximately $2,677,000, $5,724,000, $1,851,000, and $2,587,000 for the three and nine months ended March 31, 2005 and the three and five months ended March 31, 2004, respectively, and $2,075,000, and the four months ended October 31, 2003 (Predecessor).

5.
The Company and its parent, EYAS International, Inc., and their subsidiaries have a revolving credit facility with LaSalle Business Credit, L.L.C. who is the Agent for and one of the lenders on the facility, and two term loans with CapitalSource Finance, L.L.C. The revolving credit facility has a maximum borrowing level of $25 million. Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 3.25%. The interest rate on the revolving credit facility was 5.75% at March 31, 2005. The revolving credit facility has various financial covenants including minimum EBITDA, minimum EBITDA to pay interest on the Junior Subordinated Debentures, Fixed Charge Coverage Ratio, Maximum Senior Leverage Ratio and limits on Capital Expenditures. The Company did not meet the financial covenant of the Maximum Senior Leverage Ratio at March 31, 2005. The senior lenders have waived this matter at March 31, 2005. It is possible that the Company could miss this and other covenants at June 30, 2005. If it misses any covenants at June 30, 2005, it would have to resolve the matter with its senior lenders. Borrowings on the revolving credit facility were $17,400,000 at March 31, 2005 and are based on eligible borrowing base of $22,814,000. Term loan A had $9,950,000 outstanding

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

at March 31, 2005 and term loan B had $9,500,000 outstanding at March 31, 2005 plus accrued interest. Term loan A bears interest at the greater of 5.75% over the prime rate or 10.00% and has monthly repayment of principal of $104,167 per month beginning November 1, 2003, $166,667 per month beginning November 1, 2004, and $291,667 per month beginning November 1, 2005. Term loan B bears interest at the greater of 8.75% over the prime rate or 13.00% plus 7.00% of non-cash interest which is to be paid at the maturity of term loan B on October 29, 2008. The variable interest rates on term loans A and B were 11.33% and 14.33%, respectively, at March 31, 2005. Term loans A and B also require mandatory prepayments from the excess cash flow as defined in the loan agreement. The principal prepayments range from 50% to 75% of the excess cash flow. The Company made a mandatory prepayment from excess cash flow of $1,800,000 prior to March 31, 2005 for the quarter ended March 31, 2005. This payment was due on May 10, 2005. The Company was required to pay an additional amount of $500,000 for the quarter ended March 31, 2005 by May 10, 2005. The facility has financial covenants identical to those of the revolving credit facility described above. As noted above, the Company did not meet the Maximum Senior Leverage Ratio at March 31, 2005 and the matter was waived by the senior lenders.

The Company is also below the minimum EBITDA level required by the senior lenders to continue to pay the interest on the Junior Subordinated Debentures. As permitted by the Amended and Restated Junior Subordinated Indenture, the Company has notified the Trustee that it has exercised its right to defer (not cancel) the monthly interest payment commencing with the August 2004 payment. The Trustee uses the interest on the Junior Subordinated Debentures to pay the interest on the 9.40% Cumulative Trust Preferred Securities. The deferred interest and interest on the deferred interest are included in the caption, Junior Subordinated Debentures, net of discount.

6.
The Company, as part of the acquisition of operations from the Predecessor, was required to also take the product line produced by Ampro. The product line consisted of mixtures of seed, fertilizer and mulch. The Company did not intend to maintain this operation going forward but felt a need to meet its commitments to customers to provide the products for the fiscal 2004, growing season. In June 2004 the Company entered into an agreement with its converter of Ampro products to settle its obligation under the supply contract with the converter acquired from the Predecessor. Under the agreement, the Company transferred all of the assets of Ampro, excluding accounts receivable, to the converter and made a payment of $240,000 in settlement of its contractual obligation to the converter. This transaction was consummated in July 2004. The Company accrued $1,230,000 for expected liabilities at June 30, 2004. From June 30, 2004 through March 31, 2005, the Company paid obligations of $645,000, leaving an accrued liability at March 31, 2005 of $585,000 primarily representing the liability for expected returns of inventory. The Company reassessed its estimate of the outstanding obligation at March 31, 2005, and determined that the obligation would not exceed $76,000. Consequently, a reduction of $509,000 was made to the accrued liability at March 31, 2005 and the matter was waived by the senior lenders.

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

The operations of Ampro have been reflected in the financial statements as a discontinued operation leaving pre-tax income of $509,000 net of tax expense of $173,000 for a net income of $336,000 for the three and nine months ended March 31, 2005. The income is due to the reduction in expected liabilities noted above.

7.
The Company’s previous business combinations were accounted for using the purchase method. As a result of such combinations, the Company has recognized a significant amount of goodwill, which, in the aggregate, was $48,174,000 at March 31, 2005 and June 30, 2004. The balance of intangible assets acquired and related accumulated amortization were as follows:

	March 31, 2005
	Gross Carrying Amount	Accumulated Amortization

Amortized Intangible Assets
Non-compete agreements	$1,570,000	$287,000
Package Tooling Costs	1,659,000	774,000
Other Intangible Assets	976,000	129,000

Total	$4,205,000	$1,190,000

Unamortized Intangible Assets
Trademarks	$23,587,000	$—

Amortization expense for all intangible assets and deferred financing amortization expense during the three and nine months ended March 31, 2005 and the three and five months ended March 31, 2004 was $286,000, $813,000, $569,000 and $927,000, respectively, and for the four months ended October 31, 2003 (Predecessor) was $89,000. These amounts include deferred financing amortization expense during the three and nine months ended March 31, 2005 and the three and five months ended March 31, 2004 of $69,000, $171,000, $70,000 and $117,000, respectively, and the four months ended October 31, 2003 (Predecessor) of $69,000. Estimated amortization expense for each of the five succeeding fiscal years is as follows, such amounts include annual deferred financing amortization expense of $260,000:

Year Ended June 30,	Amount

2005	$1,123,000
2006	1,123,000
2007	1,123,000
2008	560,000
2009	560,000
9

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Special Cautionary Notice Regarding Forward-Looking Statements

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements. Certain information included in this Report contains statements that are forward-looking, such as statements relating to plans for future activities. Such forward-looking information involves important known and unknown risks and uncertainties that could significantly affect actual results, performance or achievements in the future and, accordingly, such actual results, performance or achievements may materially differ from those expressed or implied in any forward-looking statements made by or on behalf of the Company. These risks and uncertainties include, but are not limited to, those relating to the Company’s growth strategy, customer concentration, outstanding indebtedness, dependence on weather conditions, seasonality, expansion, changes in interest rates, ability to service debt, activities of competitors, ability to successfully introduce new products and product lines, changes in federal or state environmental laws and the administration of such laws, protection of trademarks and other proprietary rights, the ability to maintain adequate financing arrangements necessary to fund operations and the general condition of the economy and its effect on the securities markets and other risks detailed in other filings with the Securities and Exchange Commission. The words “believes”, “expects”, “anticipates”, “intends”, “plans”, “may”, “might”, “could”, “should” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

General

Easy Gardener Products, Ltd., (“the Company”), manufactures and markets a broad range of brand-name consumer lawn and garden products through its own operations and through its wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. which owns Weatherly Consumer Products, Inc., and Easy Gardener UK Ltd.

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

	Three months ended March 31, 2005	Three months ended March 31, 2004	Nine months ended March 31, 2005	Five months ended March 31, 2004	Four months ended October 31, 2003

					(Predecessor)

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%
Cost of sales	59.0%	53.5%	60.9%	55.5%	62.7%

Gross profit	41.0%	46.5%	39.1%	44.5%	37.3%

Selling and shipping	22.0%	19.8%	26.1%	22.0%	33.4%
General and administrative	4.1%	5.7%	7.1%	7.2%	14.6%
Depreciation and amortization	0.9%	2.0%	1.3%	2.6%	2.5%

Income (loss) from operations	14.0%	19.0%	4.6%	12.7%	(13.2%)
Refinancing and transaction costs	—	—	—	—	(0.9%)
Interest expense	(9.4%)	(11.1%)	(15.0%)	(13.8%)	(16.4%)

Income (loss) from continuing operations before income tax	4.6%	7.9%	(10.4%)	(1.1%)	(30.5%)
Income tax benefit (expense)	(1.6%)	(3.0%)	3.2%	0.2%	(0.3%)

Income (loss) from continuing operations	3.0%	4.9%	(7.2%)	(0.9%)	(30.8%)
Income (loss) from discontinued operations	1.2%	0.5%	0.6%	0.3%	(0.4%)

Net income (loss)	4.2%	5.4%	(6.6%)	(0.6%)	(31.2%)

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net sales.   Net sales increased by $4,136,000, or 17.5%, to $27,774,000 during the three months ended March 31, 2005, from $23,638,000 during the three months ended March 31, 2004. Net sales are gross sales less adjustments for discounts, rebates, returns and allowances given to customers. The increase in net sales was the result of an increase in the volume of products sold and price increases. Notwithstanding increased sales, sales levels were adversely affected by cool and wet spring weather delaying the beginning of the gardening season.

Cost of sales.   Cost of sales increased by $3,753,000, or 29.7% to $16,389,000 for the three months ended March 31, 2005 from $12,636,000 during the three months ended March 31, 2004. The increase was a result of increases in the volume of products sold of $2,223,000 and increased material costs, primarily purchase price increases on a number of petroleum based products of $1,530,000. Cost of sales as a percentage of net sales increased to 59.0% during the three months ended March 31, 2005 from 53.5% during the comparable period in 2004. Depreciation and amortization expense included in cost of sales for the three months ended March 31, 2005 and 2004 was $372,000, and $344,000, respectively.

Gross profit.   Gross profit increased by $383,000, or 3.5%, to $11,385,000 for the three months ended March 31, 2005 from $11,002,000 during the three months ended March 31, 2004. Gross profit as a percentage of net sales decreased to 41.0% during the three months ended March 31, 2005, from 46.5% during the comparable period in 2004. This increase in gross profit dollars and decrease as a percentage of net sales resulted from the matters described above.

Selling and shipping expenses.  Selling and shipping expenses increased by $1,435,000, or 30.7% to $6,115,000 during the three months ended March 31, 2005 from $4,680,000 during the three months ended March 31, 2004. This increase in expense was attributable to increases in outbound freight costs of $827,000, of which $359,000 is due to increased sales volume, increased commissions and cooperative advertising costs of $310,000, of which $281,000 is due to increased sales volume, increased warehousing costs of $150,000, increased marketing and new product development costs of $50,000, and in increased other selling costs of $98,000. As a percentage of net sales, selling and shipping expenses increased to 22.0% during the three months ended March 31, 2005 from 19.8% during the comparable period in 2004 as a result of selling and shipping expenses increases a greater rate than net sales.

General and administrative expenses.  General and administrative expenses decreased by $207,000 or 15.3%, to $1,144,000 during the three months ended March 31, 2005 from $1,351,000 during the three months ended March 31, 2004. This decrease is the result of reduced employee related costs and other expenses of $72,000 and by a non-recurring expense of $135,000 related to freight claims processing in the comparable period in 2004. As a percentage of net sales, general and administrative expenses decreased to 4.1% during the three months ended March 31, 2005 from 5.7% during the comparable period in 2004.

Depreciation and amortization.  Depreciation and amortization expenses decreased by $228,000 or 47.8% to $249,000 during the three months ended March 31, 2005 from $477,000 during the three months ended March 31, 2004. This decrease was primarily due to depreciable and amortizable assets being valued at preliminary estimates and lives in 2004, pending a final valuation of the assets acquired from the Predecessor. As a percentage of net sales, depreciation and amortization expenses decreased to 0.9% during the three months ended March 31, 2005 from 2.0% during the comparable period in 2004.

Income from operations.  Income from operations decreased by $617,000 or 13.7% to $3,877,000 during the three months ended March 31, 2005, from $4,494,000 during the three months ended March 31, 2004. The decrease in income from continuing operations was primarily due to increased selling and shipping expenses, offset in part by increased gross profit and reductions in other operating expenses as noted above. As a percentage of net sales, income from operations decreased to 14.0% for the three months ended March 31, 2005 from 19.0% during the comparable period in 2004.

Interest expense.   Interest expense decreased $13,000, or 0.5% to $2,615,000 during the three months ended March 31, 2005, from $2,628,000 during the three months ended March 31, 2004. Interest on the revolving credit facility increased $15,000 as a result of increased borrowing levels. Interest expense on the term loans increased $55,000 as a result of higher interest rates. The Company has approximately $20,458,000 in term loans outstanding at March 31, 2005 compared to $23,165,000 at March 31, 2004. The interest expense of the Company on its term loans for the three months ended March 31, 2005 was $888,000 of which $182,000 is due on October 29, 2008 and is considered non-cash interest in the current period. Interest expense on the term loans for the three months ended March 31, 2004 was $833,000, including non-cash interest of $171,000, which is due on October 29, 2008. The Company also has two subordinated loans, with non-cash interest expense in the current period. The interest expense increased $13,000, to $112,000 during the three months ended March 31, 2005 from $99,000 during the three months ended March 31, 2004. Interest on the subordinated loans is due in cash on May 29, 2009 when the loans mature. Net interest on the Junior Subordinated Debentures decreased $71,000 to $1,388,000 from $1,459,000 in the comparable quarter as a result of an $188,000 adjustment to the interest income on the shares owned by the Company, offset in part by the interest charge on the deferred interest. The interest related to the Junior Subordinated Debentures is included in non-cash interest during the three months ended March 31, 2005. As permitted by the Amended and Restated Junior Subordinated Indentures, the Company has elected to defer payment of the interest on the Junior Subordinated Debentures beginning in August 2004. While the interest payment is deferred, the interest continues to be accrued and is included in the caption Junior Subordinated Debentures. By deferring the interest payment on the Junior Subordinated Debentures, the Company has improved its cash flow by the amount of interest deferred. This improvement will exist until the deferred interest is paid. Miscellaneous interest expense decreased $25,000. The total non-cash interest for the March 31, 2005 quarter was $1,682,000. A portion of the Company’s interest expense is based upon variable interest rates. Increases in such rates would have a negative impact on operating performance and cash flow. As a percentage of net sales, interest expense decreased to 9.4% for the three months ended March 31, 2005 from 11.1% during the comparable period in 2004.

Income taxes.  The income tax expense decreased by $260,000, or 37.2% to $439,000 during the three months ended March 31, 2005 from $699,000 during the three months ended March 31, 2004 primarily as a result of reduced income from continuing operations.

Discontinued Operations.  Income from discontinued operations increased by $212,000, or 171.0% to $336,000 from $124,000 during the three months ended March 31, 2005, from the comparable period in 2004. Income in the current quarter results from a reduction in the estimated accrued liability related to Ampro. See Note 6 to the financial statements.

Net lncome.   Net income decreased by $132,000, or 10.2% to $1,159,000 during the three months ended March 31, 2005 from a net income of $1,291,000 during the three months ended March 31, 2004. The decrease in net income is due to the matters described above. As a percentage of net sales, net income decreased to 4.2% for the three months ended March 31, 2005 from 5.4% during the comparable period in 2004.

Nine Months Ended March 31, 2005 Compared to Five Months Ended March 31, 2004 and the Four Months Ended October 31, 2003 (Predecessor)

Net sales.   Net sales increased by $4,776,000, or 9.9%, to $52,872,000 during the nine months ended March 31, 2005, from $30,623,000 during the five months ended March 31, 2004 and $17,473,000 during the four months ended October 31, 2003, for a combined amount of $48,096,000 during the comparable period in 2004. Net sales are gross sales less adjustments for discounts, rebates, returns and allowances given to customers. The increase in net sales was the result of an increase in the volume of products sold of $5,186,000, and by a decrease of $477,000 of returns recorded by the Predecessor for Ampro. The increase described above was offset in part by $475,000 of additional rebates and discounts of $197,000 given during the nine months ended March 31, 2005 and by $215,000 of the Predecessor’s net sales for operations not acquired by the Company. Notwithstanding increased sales, sales levels were adversely affected by cool and wet spring weather delaying the beginning of the gardening season.

Cost of sales.   Cost of sales increased by $4,257,000, or 15.2% to $32,204,000 for the nine months ended March 31, 2005 from $16,994,000 during the five months ended March 31, 2004 and $10,953,000 during the four months ended October 31, 2003, for a combined amount of $27,947,000 during the comparable period in 2004. The increase was a result of an increase in the volume of products sold of $3,013,000, increases in material costs, primarily purchase price increases on a number of petroleum based products of $1,138,000, and by a reduction in cost of sales in the comparable period last year related to the return of Ampro inventory of $168,000. There were no such returns in the current period. The increase was offset in part in the current period by a reduction in cost of sales of $62,000 for operations not acquired by the Company. Cost of sales as a percentage of net sales increased to 60.9% during the nine months ended March 31, 2005 from 58.1% during the comparable period in 2004. Depreciation and amortization included in cost of sales for the nine months ended March 31, 2005, the five months ended March 31, 2004, and the four months ended October 31, 2003 were $1,004,000, $558,000 and $496,000, respectively.

Gross profit.   Gross profit increased by $519,000, or 2.6%, to $20,668,000 for the nine months ended March 31, 2005 from $13,629,000 during the five months ended March 31, 2004 and $6,520,000 during the four months ended October 31, 2003, for a combined gross profit of $20,149,000 during the comparable period in 2004. Gross profit as a percentage of net sales decreased to 39.1% during the nine months ended March 31, 2005, from 41.9% during the comparable period in 2004. The increase in gross profit dollars and decrease in gross profit as a percentage of net sales results from the matters described above.

Selling and shipping expenses.  Selling and shipping expenses increased by $1,246,000, or 9.9% to $13,809,000 during the nine months ended March 31, 2005 from $6,725,000 during the five months ended March 31, 2004 and $5,838,000 during the four months ended October 31, 2003, for a combined expense of $12,563,000 during the comparable period in 2004. This increase in expense was attributable to an increase in outbound freight costs of $983,000, (primarily a result of increased sales), increased marketing and new product development costs of $299,000, increased warehousing costs of $227,000, offset in part by the elimination of costs of the Predecessor of $122,000 for the four months ended October 31, 2003 not assumed and by the Predecessor costs of Ampro of $141,000. As a percentage of net sales, selling and shipping expenses remained constant at 26.1% during the nine months ended March 31, 2005 and during the comparable period in 2004.

General and administrative expenses.  General and administrative expenses decreased by $1,034,000 or 21.7%, to $3,730,000 during the nine months ended March 31, 2005 from $2,207,000 during the five months ended March 31, 2004 and $2,557,000 during the four months ended October 31, 2003 for a combined amount of $4,764,000 during the comparable period in 2004. This decrease results from costs related to the operations of the Predecessor not assumed by the Company of $977,000, the Predecessor costs of Ampro of $27,000, and by cost decreases during the nine months ended March 31, 2005 of $30,000. As a percentage of net sales, general and administrative expenses decreased to 7.1% during the nine months ended March 31, 2005 from 9.9% during the comparable period in 2004.

Depreciation and amortization.  Depreciation and amortization expenses decreased by $536,000 or 43.4% to $698,000 during the nine months ended March 31, 2005 from $803,000 during the five months ended March 31, 2004 and $431,000 during the four months ended October 31, 2003, for a combined amount of $1,234,000 during the comparable period in 2004. This decrease is primarily as a result of the Predecessor having a shorter life on its amortizable intangible assets and by the Company’s depreciable and amortizable assets being valued at preliminary estimates and lives in the 2004 period, pending a final valuation of the assets acquired from the Predecessor. As a percentage of net sales, depreciation and amortization expenses decreased to 1.3% during the nine months ended March 31, 2005 from 2.6% during the comparable period in 2004.

Income (loss) from operations.  Income from operations increased by $843,000 or 53.1% to $2,431,000 during the nine months ended March 31, 2005, from income of $3,894,000 during the five months ended March 31, 2004 and a loss of $2,306,000 during the four months ended October 31, 2003 for a combined income from operations of $1,588,000 during the comparable period in 2004. The increase in income from continuing operations was primarily due to increased sales and reduced operating expenses offset in part by increased selling and shipping expenses as noted above. As a percentage of net sales, income from operations increased to 4.6% for the nine months ended March 31, 2005 from 3.3% during the comparable period in 2004.

Refinancing and transaction costs. The Company did not incur refinancing and transaction costs during the nine months ended March 31, 2005 or the five months ended March 31, 2004. In the four months ended October 31, 2003, the Predecessor incurred $159,000 in refinancing and transaction costs, related to the sale of assets to the Company.

Interest expense.   Interest expense increased by $861,000, or 12.1% to $7,948,000 during the nine months ended March 31, 2005, from $4,219,000 during the five months ended March 31, 2004 and $2,868,000 during the four months ended October 31, 2003 for a combined interest expense of $7,087,000 for the comparable period in 2004. Interest on the revolving credit facility decreased $130,000 as a result of reduced borrowing levels and lower interest rates during most of the period. Interest expense on the term loans increased $595,000 as a result of increased average borrowing levels in the current period and higher interest rates. The Company has approximately $20,458,000 in term loans outstanding at March 31, 2005 compared to $23,165,000 at March 31, 2004 and $12,121,000 for the Predecessor at October 31, 2003. The interest expense of the Company on its term loans for the nine months ended March 31, 2005 was $2,625,000 of which $544,000 is due on October 29, 2008 and is considered non-cash interest in the current period. Interest expense on the term loans for the five months ended March 31, 2004 was $1,418,000, including non-cash interest of $290,000. The Predecessor had interest expense of $612,000 on its term loan for the four months ended October 31, 2003. The Company also has two subordinated loans with non-cash interest expense, which increased $158,000, to $326,000 during the nine months ended March 31, 2005 from $168,000 during the five months ended March 31, 2004. The interest on the subordinated loans is due in cash on May 29, 2009 when the loans mature. Interest expense on the Junior Subordinated Debentures increased by $234,000 to $4,454,000 from $4,220,000 in the comparable period. The increase is due to the interest charge on the deferred interest. As permitted by the Amended and Restated Junior Subordinated Indentures, the Company has elected to defer payment of the interest on the Junior Subordinated Debentures beginning in August 2004. While the interest payment is deferred, the interest continues to be accrued and together with the interest on the accrued interest is included in the caption Junior Subordinated Debentures. Deferred interest and interest thereon of $3,977,000 is included in non-cash interest expense in the current period. By deferring the interest payment on the Junior Subordinated Debentures, the Company has improved its cash flow by the amount of interest deferred. This improvement will exist until the deferred interest is paid. The remaining $4,000 increase in interest is related to miscellaneous interest expense. The total non-cash interest for the nine months ended March 31, 2005 was $4,847,000. A portion of the Company’s interest expense is based upon variable interest rates. Increases in such rates would have a negative impact on operating performance and cash flow. As a percentage of net sales, interest expense increased to 15.0% for the nine months ended March 31, 2005 from 14.8% during the comparable period in 2004.

Income taxes.  Income tax benefit increased by $1,685,000 to $1,700,000 during the nine months ended March 31, 2005 from an income tax benefit of $59,000 during the five months ended March 31, 2004 and an income tax expense of $44,000 during the four months ended October 31, 2003 for a combined income tax benefit of $15,000 for the comparable period in 2004. The Company has deferred tax credits, which permits it to currently recognize deferred tax benefits on pre-tax losses. The Predecessor had a tax loss carry forward and no net deferred tax credits, which impacted its taxes for the four months ended October 31, 2003.

Discontinued Operations.  Income from discontinued operations increased by $326,000 to $336,000 during the nine months ended March 31, 2005 from $85,000 during the five months ended March 31, 2004 and a loss of $75,000 during the four months ended October 31, 2003 for a combined income of $10,000 from the comparable period in 2004. The Company’s income from discontinued operations during the nine months ended March 31, 2005 was due to a reduction in the estimated liabilities of Ampro. The Company’s income during the five months ended March 31, 2004 was from Ampro’s operations. The Predecessor’s loss during the four months ended October 31, 2003 was due to its discontinued Weed Wizard operations. See Note 6 to the financial statements.

Net loss.   Net loss decreased by $2,152,000 to $3,481,000 during the nine months ended March 31, 2005 from a net loss of $181,000 during the five months ended March 31, 2004 and $5,452,000 during the four months ended October 31, 2003 for a combined net loss of $5,633,000 during the comparable period in 2004. The decrease in net loss is due to matters described above. As a percentage of net sales, the net loss decreased to 6.6% for the nine months ended March 31, 2005 from 11.7% during the comparable period in 2004.

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

Liquidity and Capital Resources

Since inception, the Company has financed its operations primarily through cash generated by operations, and net borrowings from lending institutions. As noted below, the Company’s senior lenders have required that the Company finance part of its operations by deferring the interest on the Junior Subordinated Debentures since the senior loan requirements to pay such interest have not been met. The Company did not meet the financial covenants of the Maximum Senior Leverage Ratio at March 31, 2005. The senior lenders have waived this matter at March 31, 2005. It is possible that the Company could miss this and other covenants at June 30, 2005. If it misses any covenants at June 30, 2005, it would have to resolve the matter with its senior lenders.

The Company is also below the minimum EBITDA level required by the senior lenders to continue to pay the interest on the Junior Subordinated Debentures. As permitted by the Amended and Restated Junior Subordinated Indenture, the Company has notified the Trustee that it has exercised its right to defer (not cancel) the monthly interest payment commencing with the August 2004 payment. The Trustee uses the interest on the Junior Subordinated Debentures to pay the interest on the 9.40% Cumulative Trust Preferred Securities. At March 31 2005, the Company had cash and short-term investments totaling $629,000 and a working capital deficit of $2,061,000. At June 30, 2004, the Company had cash and short-term investments totaling $441,000 and working capital of $1,385,000. The change in working capital deficit for the nine months ended March 31, 2005 of $3,446,000 was primarily attributable to the net loss of $3,481,000 for the nine months ended March 31, 2005.

Net cash provided by operating activities for the nine months ended March 31, 2005 was $0.5 million resulting from a net loss from continuing operations of $3.8 million, such loss was reduced by non-cash interest expense, depreciation and amortization expense and deferred income tax benefit of $5.4 million, offset by an increase in inventory, accounts receivable and prepaid expenses and other current assets and a decrease in accounts payable and accrued expenses of $1.1 million. These changes are generally consistent with the seasonal nature of the Company’s business. Net cash used in investing activities for the nine months ended March 31, 2005 of $1.4 million is due to capital purchases of equipment and package tooling costs.

Net cash provided by financing activities for the nine months ended March 31, 2005 of $1.2 million is primarily due to borrowings on the revolving credit facility of $3.9 million used to make principal payments and financing costs of $2.7 million and to fund investing activities.

The Company and its parent, EYAS International, Inc., and their subsidiaries have a revolving credit facility with LaSalle Business Credit, L.L.C. who is the Agent for and one of the lenders on the facility, and two term loans with CapitalSource Finance, L.L.C. The revolving credit facility has a maximum borrowing level of $25 million. Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 3.25%. The interest rate on the revolving credit facility was 5.75% at March 31, 2005. The revolving credit facility has various financial covenants including minimum EBITDA, minimum EBITDA to pay interest on the Junior Subordinated Debentures, Fixed Charge Coverage Ratio, Maximum Senior Leverage Ratio and limits on Capital Expenditures. The Company did not meet the financial covenant of the Maximum Senior Leverage Ratio at March 31, 2005. The senior lenders have waived this matter at March 31, 2005. It is possible that the Company could miss this and other covenants at June 30, 2005. If it misses any covenants at June 30, 2005, it would have to resolve the matter with its senior lenders. Borrowings on the revolving credit facility were $17,400,000 at March 31, 2005 and are based on eligible borrowing base of $22,814,000. Term loan A had $9,950,000 outstanding at March 31, 2005 and term loan B had $9,500,000 outstanding at March 31, 2005 plus accrued interest. Term loan A bears interest at the greater of 5.75% over the prime rate or 10.00% and has monthly repayment of principal of $104,167 per month beginning November 1, 2003, $166,667 per month beginning November 1, 2004, and $291,667 per month beginning November 1, 2005. Term loan B bears interest at the greater of 8.75% over the prime rate or 13.00% plus 7.00% of non-cash interest which is to be paid at the maturity of term loan B on October 29, 2008. The variable interest rates on term loans A and B were 11.33% and 14.33%, respectively, at March 31, 2005. Term loans A and B also require mandatory prepayments from the excess cash flow as defined in the loan agreement. The principal prepayments range from 50% to 75% of the excess cash flow. The Company made a mandatory prepayment from excess cash flow of $1,800,000 prior to March 31, 2005 for the quarter ended March 31, 2005. This payment was due on May 10, 2005. The Company was required to pay an additional amount of $500,000 for the quarter ended March 31, 2005 by May 10, 2005. The facility has financial covenants identical to those of the revolving credit facility described above. As noted above, the Company did not meet the Maximum Senior Leverage Ratio at March 31, 2005, and the matter was waived by the senior lenders.

Commitments

The Company leases office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2010. The future minimum annual lease payments under these non-cancelable operating leases are as follows:

Year Ended June 30,	Amount

2005	$590,000
2006	234,000
2007	53,000
2008	43,000
2009 and thereafter	30,000

$950,000

New Accounting Pronouncements

 In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151 entitled Inventory Costs – an amendment of ARB No. 43, Chapter 4. This Statement, which is effective for fiscal years beginning after June 15, 2005, clarifies the accounting for inventory costs, in particular, abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company is reviewing the implications of this Statement on its financial reporting and does not expect that it will have an effect on its financial statements.

In December 2004, the FASB issued Statement No. 123(R) entitled Share-Based Payment. This Statement, which is effective as of the beginning of the first interim or annual reporting period, that begins after June 15, 2005, establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. The Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The Company has not exchanged equity instruments for goods or services and has no plans to do so in the future.

Inflation

Inflation has historically not had a material effect on the Company’s operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate revolving credit line and term debt, the Company is exposed to the risk of rising interest rates. The Company also has minor exposure to changes in foreign exchange rates. A 1% point increase in the variable interest rate at the beginning of the quarter would have increased interest expense by $96,000. Actual interest expense on the debt subject to variable interest was $2,602,000 for the nine months ended March 31, 2005. The following information relates to the Company’s fixed maturity debt as of March 31, 2005 that are sensitive to changes in interest rates.

The Revolving Credit Facility with LaSalle Business Credit L.L.C. had a variable interest rate ranging from 5.25% to 5.75% for the period ended

March 31, 2005 $17.4 million

The Term Loan A with Capital Source Finance, L.L.C. had a variable interest rate ranging from 10.9% to 11.33% for the period ended

March 31, 2005 $10.0 million

The Term Loan B with Capital Source Finance, LLC had a variable interest rate component ranging from 13.9% to 14.33% for the period ended

March 31, 2005 $10.5 million

Item 4. Controls and Procedures

(a)  Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, the Company has carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings at a reasonable assurance level.

(b)  Changes in internal control over financial reporting. There have been no changes in the Company’s internal control over financial reporting that occurred during the nine months ended March 31, 2005 that have materially affected or are reasonably likely to materially affect the internal controls over financial reporting.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1
Waiver dated as of May 12, 2005 to the Term Loan and Security Agreement by and among Easy Gardener Products, Ltd., as Borrower, EYAS International, Inc., E G Product Management, L.L.C., EG, L.L.C., Weatherly Consumer Products Group, Inc., Weatherly Consumer Products, Inc. and NBU Group, LLC, each as Guarantor, and CapitalSource Finance LLC, as Agent and Lender dated as of October 29, 2003.

10.2
Waiver and Amendment No. 2 dated as of May 11, 2005, to the Loan and Security Agreement with LaSalle Business Credit, LLC, as Agent, certain financial institutions as Lenders and Easy Gardener Products, Ltd., as Borrower, EYAS International, Inc., as a Credit Party, EG Product Management, L.L.C., as a Credit Party, EG, L.L.C., as a Credit Party, Weatherly Consumer Products Group, Inc., as a Credit Party, Weatherly Consumer Products, Inc., as a Credit Party, and NBU Group, LLC, as a Credit Party dated as of April 27, 2004.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. May 16, 2005

Easy Gardener Products, Ltd.
(Registrant)

By:	/s/ Richard M. Grandy

Richard M. Grandy
Manager / CEO

By:	/s/ Richard M. Kurz

Richard M. Kurz
Manager/ CFO
20