Form 10-K
period 2005-06-30
EASY GARDENER PRODUCTS LTD
filed 2005-10-25
CIK 1210936

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal period ended June 30, 2005

Or

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission File Number 333-102296

Easy Gardener Products, Ltd.

(Exact Name of Registrant as specified in its charter)

Texas	37-1433686

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3022 Franklin Avenue,
Waco, Texas	76710

(Address of Principal Executive Offices)	(Zip Code)

(254) 753-5353

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Name of Each Exchange on Which Registered

None	Not Applicable

Securities registered pursuant to Section 12(g) of the Exchange Act:

9.4% Cumulative Trust Preferred Securities of Easy Gardener Products Trust I

(Title of Class)

          Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

          Indicate by check whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

          The aggregate market value of the Common Stock held by non-affiliates of the registrant (based upon the closing sale price)

Not applicable, registrant is a limited partnership and the registered securities are not common stock.

          Documents Incorporated By Reference: None

Easy Gardener Products, Ltd.
and Subsidiaries

Consolidated Financial Statements
June 30, 2005 and 2004 and for the periods ended
June 30, 2004, and October 31, 2003 (Predecessor),
and year ended June 30, 2003 (Predecessor)

Easy Gardener Products, Ltd. and Subsidiaries

Contents

Reports of Independent Registered Public Accounting Firms
June 30, 2005 and 2004	3
June 30, 2003	4

Consolidated Financial Statements
Consolidated balance sheets as of June 30, 2005 and 2004	5 and 6

Consolidated statements of operations for the year ended June 30, 2005, the eight months ended June 30, 2004 and the four months ended October 31, 2003 (Predecessor)(Unaudited), and the year ended 2003 (Predecessor)	7

Consolidated statement of partners’ capital for the year ended June 30, 2005, the eight months ended June 30, 2004, and
Consolidated statements of stockholders’ deficit for the years ended June 30, 2003 (Predecessor)
and the four months ended October 31, 2003 (Predecessor) (Unaudited)

8 and 9

Consolidated statements of cash flows for the year ended June 30, 2005, the eight months ended June 30, 2004, and the four months ended October 31, 2003 (Predecessor) (Unaudited), and year ended 2003 (Predecessor)

10 – 12

Notes to consolidated financial statements	13 – 38

Consolidated Financial Statement Schedule
Schedule II-Valuation and Qualifying Accounts	40

Note:	All other schedules have been omitted since the required information is contained in the Consolidated Financial Statements or such schedules are not required.

Report of Independent Registered Public Accounting Firm

Board of Directors
Easy Gardener Products, Ltd.

We have audited the accompanying consolidated balance sheets of Easy Gardener Products, Ltd. (a Texas limited partnership) and subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, partners’ capital, and cash flows for the year ended June 30, 2005, and 8 months ended June 30, 2004. We have audited Schedule II [Schedule]. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and Schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and Schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Easy Gardener Products, Ltd. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for the year ended June 30, 2005 and eight months ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Schedule presents fairly, in all material respects, the information set forth therein.

/s/ GRANT THORNTON LLP

Dallas, TX
August 19, 2005

Report of Independent Registered Public Accounting Firm

Board of Directors
U.S. Home & Garden Inc. and Subsidiaries
San Francisco, California

We have audited the accompanying consolidated statements of operations, stockholders’ equity (deficit), and cash flows of U.S. Home & Garden Inc. (Predecessor to Easy Gardener Products Ltd.) and Subsidiaries for the year ended June 30, 2003. We have also audited Schedule II – Valuation and Qualifying Accounts (Schedule) for the year ended June 30, 2003. These financial statements and Schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and Schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and Schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and Schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and Schedule. We believe that our audit provided a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of U.S. Home & Garden Inc. and Subsidiaries for the year ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the Schedule presents fairly, in all material respects, the information set forth therein for the year ended June 30, 2003.

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

/s/ BDO Seidman, LLP Kalamazoo, Michigan August 23, 2003

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Balance Sheets

June 30,	2005	2004

Assets (Note 2)

Current:
Cash and cash equivalents	$290,000	$441,000
Accounts receivable, less allowance for doubtful accounts of $153,000 and $193,000 (Note 5)	27,932,000	26,753,000
Inventories (Note 6)	7,530,000	5,428,000
Prepaid expenses and other current assets	782,000	583,000
Current assets of discontinued operations (Note 4)	—	275,000

Total Current Assets	36,534,000	33,480,000

Property and Equipment, net of accumulated depreciation of $1,971,000 and $697,000 (Note 7)	3,271,000	3,395,000

Deferred financing costs, net of accumulated amortization of $400,000 and $130,000	1,159,000	1,333,000

Intangible Assets (Note 8):
Goodwill	48,174,000	48,174,000
Trademarks	23,587,000	23,565,000
Non-compete agreements, net of accumulated amortization of $338,000 and $135,000	1,232,000	1,435,000
Package tooling costs, net of accumulated amortization of $920,000 and $352,000	799,000	902,000
Other intangible assets, net of accumulated amortization of $152,000 and $61,000	824,000	915,000

Other Assets	3,905,000	3,538,000

Total Assets	$119,485,000	$116,737,000

See accompanying notes to consolidated financial statements.

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Balance Sheets

June 30,	2005	2004

Liabilities and Partners’ Capital

Current:
Revolving credit facility (Note 9)	$18,093,000	$13,525,000
Accounts payable (Note 5)	7,819,000	9,030,000
Outstanding checks in excess of book balance	1,483,000	2,128,000
Accrued rebates	2,239,000	1,848,000
Accrued other expenses	4,286,000	2,688,000
Current portion of long-term debt (Note 9)	2,243,000	1,646,000
Current liabilities of discontinued operations (Note 4)	—	1,230,000

Total Current Liabilities	36,163,000	32,095,000

Long Term Debt (Note 9)	22,605,000	25,928,000
Deferred Tax Liability (Note 16)	10,060,000	10,862,000
Junior Subordinated Debentures, net of discount of $20,689,000 and $20,797,000 (Note 10)	50,356,000	44,403,000

Total Liabilities	119,184,000	113,288,000

Commitments and Contingencies (Notes 12 and 13)	—	—

Partners’ Capital (Note 14):
Capital	2,675,000	2,675,000
Retained earnings/(deficit)	(2,374,000)	774,000

Total Partners’ Capital	301,000	3,449,000

Total Liabilities and Partners’ Capital	$119,485,000	$116,737,000

See accompanying notes to consolidated financial statements.

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Statements of Operations

	Year Ended June 30, 2005	Eight Months Ended June 30, 2004	Four months Ended Oct 31, 2003	Year Ended June 30, 2003

			(Predecessor)	(Predecessor)
			(Unaudited)
			(Note 19)
Net Sales	$82,997,000	$60,061,000	$17,473,000	$76,244,000
Cost of Sales	49,884,000	33,454,000	10,953,000	43,453,000

Gross Profit	33,113,000	26,607,000	6,520,000	32,791,000

Operating Expenses:
Selling and shipping	20,107,000	13,021,000	5,838,000	18,639,000
General and administrative	6,017,000	3,758,000	2,557,000	7,636,000
Depreciation and amortization	986,000	610,000	431,000	1,750,000

Total Operating Expenses	27,110,000	17,389,000	8,826,000	28,025,000

Income (Loss) From Operations	6,003,000	9,218,000	(2,306,000)	4,766,000

Other Expense:
Refinance and transaction costs (Note 15)	—	(410,000)	(159,000)	(4,291,000)
Interest expense	(10,843,000)	(6,878,000)	(2,868,000)	(7,994,000)

Income (Loss) From Continuing Operations Before Income Taxes	(4,840,000)	1,930,000	(5,333,000)	(7,519,000)

Income Tax Benefit/(Expense) (Note 16)	1,319,000	(698,000)	(44,000)	(133,000)

Income (Loss) From Continuing Operations	(3,521,000)	1,232,000	(5,377,000)	(7,652,000)

Discontinued Operations (Note 4)
Gain/(Loss) from discontinued operations, net of tax expense of $192,000 in 2005 and tax benefit of $236,000 in 2004	373,000	(458,000)	(75,000)	(1,436,000)
Loss on disposal of discontinued operations	—	—	—	(49,000)

Net Income (Loss)	$(3,148,000)	$774,000	$(5,452,000)	$(9,137,000)

See accompanying notes to consolidated financial statements

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Statement of Partners’ Capital

	Partners’ Capital	Retained Earnings (Deficit)	Total Partners’ Capital

Balance, November 1, 2003	$2,675,000	—	$2,675,000

Net Income	—	$774,000	774,000

Balance, June 30, 2004	$2,675,000	$774,000	$3,449,000

Net Loss	—	(3,148,000)	(3,148,000)

Balance, June 30, 2005	$2,675,000	$(2,374,000)	$301,000

See accompanying notes to consolidated financial statements.

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)
(Predecessor)

	Common Stock
			Additional Paid-In Capital	Retained Earnings (Deficit)	Treasury Stock	Total Stockholders’ Equity (Deficit)
	Number of Shares	Amount

Balance, June 30, 2002 (Predecessor)	21,641,000	22,000	52,351,000	(32,563,000)	(12,828,000)	6,982,000
Compensation related to repriced stock options	—	—	119,000	—	—	119,000
Exercise of options	200,000	—	—	—	—	—
Net loss	—	—	—	(9,137,000)	—	(9,137,000)

Balance, June 30, 2003 (Predecessor)	21,841,000	$22,000	$52,470,000	$(41,700,000)	$(12,828,000)	$(2,036,000)
Net loss (Unaudited)	—	—	—	(5,452,000)	—	(5,452,000)

Balance, October 31, 2003 (Predecessor) (Unaudited)	21,841,000	$22,000	$52,470,000	$(47,152,000)	$(12,828,000)	$(7,488,000)

See accompanying notes to consolidated financial statements.

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended June 30, 2005	Eigth Months Ended June 30, 2004	Four Months Ended October 31, 2003	Year Ended June 30, 2003

			(Predecessor) (Unaudited) (Note 19)	(Predecessor)
Cash Flows from Operating Activities:
Net income (loss) from continuing operations	$(3,521,000)	$1,232,000	$(5,377,000)	$(7,652,000)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Non-cash interest expense	6,702,000	949,000	75,000	283,000
Depreciation and other amortization	2,406,000	1,442,000	886,000	3,113,000
Deferred income tax benefit	(802,000)	92,000	—	—
Compensation related to repriced stock options	—	—	40,000	119,000
Provision for losses on accounts receivable	30,000	—	—	25,000
Write-off of deferred financing costs	—	410,000	—	1,928,000
Provision for losses on obsolete inventory	(75,000)
Loan discount amortization	—	—	—	67,000
Changes in operating assets and liabilities:
Accounts receivable	(1,209,000)	(17,046,000)	14,509,000	1,751,000
Inventories	(2,027,000)	364,000	492,000	(1,115,000)
Prepaid expenses, refundable income taxes and other current assets	(199,000)	(18,000)	51,000	267,000
Other assets	56,000	(31,000)	50,000	(3,000)
Accounts payable and accrued expenses	(40,000)	4,635,000	(3,511,000)	2,424,000
Income taxes payable	(325,000)	325,000	—	—
Trademarks	(22,000)	—	—	—

Net Cash Provided by (Used in) Operating Activities	$974,000	$(7,646,000)	$7,215,000	$1,207,000

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended June 30, 2005	Eight Months Ended June 30, 2004	Four Months Ended October 31, 2003	Year Ended June 30, 2003

		(Predecessor)	(Predecessor) (Unaudited) (Note 19)	(Predecessor)
Cash Flows From Investing Activities:
Sale of asset	—	$6,000	—	—
Purchase of equipment	$(1,150,000)	(139,000)	$(91,000)	$(797,000)
Purchase of package tooling and other intangibles	(466,000)	(248,000)	(76,000)	(555,000)
Payment for purchase of businesses, net of cash acquired	—	—	—	(17,000)
Net assets acquired	—	(2,675,000)	—	—

Net Cash used in Investing Activities	$(1,616,000)	$3,056,000	$(167,000)	$(1,369,000)

Cash Flows From Financing Activities:
Net proceeds from (payments on) revolving credit facility	$4,568,000	$8,256,000	$(6,736,000)	$49,000
Proceeds from issuance of long-term debt	—	—	—	12,000,000
Payments on long-term debt	(3,896,000)	(938,000)	(21,000)	(8,616,000)
Equity invested	—	2,675,000	—	—
Deferred financing costs	(96,000)	(344,000)	(227,000)	(2,012,000)

Net Cash Provided by (Used In) Financing Activities	$576,000	$9,649,000	$(6,984,000)	$1,421,000

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended June 30, 2005	Eight Months Ended June 30, 2004	Four Months Ended October 31, 2003	Year Ended June 30, 2003

		(Predecessor)	(Predecessor) (Unaudited) (Note 19)	(Predecessor)
Net increase (decrease) in cash and cash equivalents from continuing operations	(66,000)	(1,053,000)	64,000	1,259,000

Net cash provided by (used in) discontinued operations	(85,000)	1,027,000	(14,000)	(656,000)

Net increase (decrease) in cash and cash equivalents	(151,000)	(26,000)	50,000	603,000

Cash and Cash Equivalents, beginning of period	441,000	467,000	822,000	219,000

Cash and Cash Equivalents, end of period	$290,000	$441,000	$872,000	$822,000

See accompanying notes to consolidated financial statements

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

1. Summary of Accounting Policies

General

     Effective November 1, 2003, Easy Gardener Products, Ltd., (the “Company”), acquired substantially all of the operating assets and assumed substantially all of the liabilities of U.S. Home & Garden Inc., (the “Predecessor”).  These assets comprised approximately 99% of the consolidated sales, 98% of the consolidated assets and 99% of the consolidated liabilities of the Predecessor and represent all of the operations of the Company.

     The “Company” is organized in the State of Texas as a limited partnership. The Company is 1% owned by a general partner, EG Product Management, L.L.C., and is 99% owned by a limited partner, EG, L.L.C.  EG Product Management, L.L.C. and EG, L.L.C. are wholly owned subsidiaries of EYAS International, Inc.

Nature of Business

     The Company, through its own operations and through its subsidiaries, is a leading manufacturer and marketer of a broad range of consumer lawn and garden products. The Company’s products include weed preventive landscape fabrics, fertilizer spikes, decorative landscape edging, shade cloth and root feeders, which are sold under recognized brand names, such as WeedBlock®, Jobe’s®, Emerald Edge®, Sun Screen Fabric™, Ross®, Tensar®, and Landmaster®.  The Company’s sales are seasonal with the March 31 quarter and most significantly, the June 30 quarter being the highest sales quarters.  The Company markets its products through most large national home improvement and mass merchant retailers (“Retail Accounts”), including in North America, Home Depot, Lowe’s, Kmart, Wal-Mart, Ace Hardware and Tru-Serv, and B & Q and other outlets in Europe.

Basis of Presentation

     The Company began operations on November 1, 2003 with the acquisition of operations from U. S. Home & Garden Inc. (the “Predecessor”).  In accordance with the requirements of purchase accounting, the opening balance sheet reflects all acquired assets and liabilities at  their respective fair values at the date of purchase.

     The accompanying consolidated financial statements includes the consolidated balance sheets of the Company at June 30, 2005 and 2004 and the consolidated statements of operations and cash flows for the year ended June 30, 2005 and the eight months ended June 30, 2004.  The accompanying consolidated financial statements also include the previously issued consolidated statements of operations and cash flows for the year ended June 30, 2003 of U.S. Home & Garden Inc. (the “Predecessor”). The accompanying consolidated financial

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

statements also include the unaudited consolidated statements of operations and cash flows for the four months ended October 31, 2003 for U. S. Home & Garden Inc. before transaction costs for October and the gain on the sale of the operations.  The unaudited consolidated statements of operations and cash flows have been prepared by the Company in accordance with accounting principles generally accepted in the United States of America. These unaudited financial statements include all adjustments which the Company considers necessary to make the financial statements not misleading. The U.S. Home & Garden Inc. consolidated financial statements and related disclosures described above and included herein are referred to as “Predecessor” information.

Principles of Consolidation

     The consolidated financial statements of the Company include the accounts of the Company and its subsidiaries, Weatherly Consumer Products Group, Inc., Weatherly Consumer Products, Inc., Easy Gardener U.K., and NBU Group, LLC.  All significant intercompany accounts and transactions have been eliminated.

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

Intangible Assets

Goodwill

     Goodwill represents the excess of the purchase price over the fair value of net assets acquired from the Predecessor. Goodwill is tested annually for impairment by comparing the fair value with its carrying value.  An independent consultant tested goodwill for impairment and there was no indication of impairment at June 30, 2005.

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Trademarks

     Due to the long life of the trademarks, the continued investment in the trademarks and the Company’s intent to continue to leverage the trademarks, the trademarks are estimated to have an indefinite life and are not being amortized.  There is no indication of impairment at June 30, 2005.

Deferred Financing Costs

     Direct costs associated with the Company’s borrowings are capitalized and amortized over the life of the related debt.

Non-Compete Agreements

     The non-compete agreements acquired from the Predecessor were valued at the date of acquisition by an independent appraisal.  The fair market value of the agreements was $1,575,000 and they are being amortized over the lives of the agreements at 7 and 13 years from the date of acquisition.

Package Tooling Costs

     Package tooling costs, primarily consisting of the design and construction of printing plates and cutting dies used for the production of packaging, are being amortized over three years using the straight-line method.

Other Intangible Assets

     Other intangible assets identified in connection with the transaction with the Predecessor were patents having a value of $590,000, which are being amortized over their estimated life of 9 years and channel partner relationships having a value of $386,000, which are being amortized over their estimated life of 15 years.

Long-Lived Assets

     Long-lived assets with definite useful lives are tested for recoverability when circumstances suggest a possible impairment. Recovery is evaluated by comparing undiscounted estimated future cash flows to the current carrying value.

Revenue Recognition and Freight

     Sales are recorded as products are shipped to customers.  Sales are free on board (FOB) shipping point.  Consequently when products are accepted by the applicable freight carrier at our facilities, the Company records the sale.

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

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

     The Company provides deferred income taxes based on enacted income tax rates in effect on the dates temporary differences between the financial reporting and tax bases of assets and liabilities reverse.  The effect on deferred tax assets and liabilities of a change in income tax rates is recognized in income in the period that includes the enactment date.  To the extent that available evidence about the future raises doubt about the realization of a deferred tax asset, a valuation allowance is established.  A valuation allowance is required when it is more likely than not that some portion or all of the deferred tax asset will not be realized.

Foreign Exchange

     The Company generates certain revenues and incurs certain expenses in currencies other than the U.S. Dollar.  Certain of these transactions are in a functional currency as described in the accounting literature while other transactions are not in a functional currency.  Foreign currency transaction gains and losses are recorded in income.  The foreign currency translation gains and losses resulting from the conversion of functional currency financial statements to financial statements in denominated U.S. Dollars is included in comprehensive income.

Income Statement Classifications

Cost of Goods Sold

     Generally, cost of goods sold are comprised of all of the costs incurred to complete the finished inventory making it ready for delivery to customers including depreciation and amortization.  Depreciation and amortization included in cost of goods sold totaled  $1,401,000, $833,000, $496,000, and $1,476,000 for the year ended June 30, 2005, the eight months ended June 30, 2004, the four months ended October 31, 2003 (Predecessor), and for the year ended June 30, 2003 (Predecessor), respectively.

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Selling and Shipping

     The caption selling and shipping expenses includes the cost of the sales department, the cost of the shipping, handling and warehousing functions, cooperative advertising, commissions on sales, in store service representatives costs and outbound freight, excluding depreciation and amortization which is reflected in a separate income statement caption.   Amounts billed to customers for shipping are immaterial and are recorded as a reduction in freight costs.  Shipping and handling expenses totaled $8,995,000, $5,498,000, $2,075,000, and $6,816,000 for the year ended June 20, 2005, the eight months ended June 30, 2004, the four months ended October 31, 2003 (Predecessor) and for the year ended June 30, 2003 (Predecessor), respectively.

General and Administrative

     The caption general and administrative includes all other costs of the operation including customer service, finance, general management, marketing, new product development, foreign currency transaction gains and losses and uncollectible balances but excludes depreciation and amortization.

Depreciation and Amortization

     The caption depreciation and amortization includes all such costs incurred by all of  the Company’s operations except those amounts included in Cost of Goods Sold.

Advertising Costs

     The Company incurs advertising expense primarily relating to cooperative advertising credits granted to customers based on qualified expenses incurred by the customers to advertise the Company’s products. Cooperative advertising credits are usually limited to a percentage of an agreed-upon sales volume. Cooperative advertising credits are accrued based on sales volume and advertising frequency, pursuant to specific agreements. The Company also incurs advertising expense relating to the distribution of catalogs, the direct television advertising and the broadcasting of radio and television commercials. Advertising costs are expensed as incurred. Advertising expense was approximately $3,005,000, $2,068,000, $742,000, and $2,592,000 for the year ended June 20, 2005, the eight months ended June 30, 2004, the four months ended October 31, 2003 (Predecessor), and  the year ended June 30, 2003 (Predecessor), respectively.

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

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

Segment Information

     The Company’s operations are in one reportable segment – the manufacture and sale of consumer lawn and garden products.  See disclosure regarding significant customers and  product lines in Note 5.

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

Financial Instruments

     The Company’s financial instruments consist of cash and cash equivalents, accounts receivable and debt.  The carrying value of cash and cash equivalents and accounts receivable approximate fair value based upon the liquidity and short-term nature of the assets.  The carrying Company’s debt approximate the fair value based upon short-term and long-term borrowings at interest rates which approximate current rates.  The Company’s Junior Subordinated Debentures have a fair value of $57,026,000 at June 30, 2004 and a fair market value of $16,561,000 at June 30, 2005.

     Cash and cash equivalents are held principally at three high quality financial institutions. At times, such balances may be in excess of the FDIC insurance limit.

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Reclassifications

     Certain amounts previously reported in the financial statements have been reclassified to conform to the current year classifications.

2. Acquisition

Effective November 1, 2003 the Company acquired substantially all of the operating assets and liabilities of U.S. Home & Garden Inc. (the “Predecessor”).  These operations have been included in the consolidated financials statements of the Company since that date.

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

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Current assets	$17,178,000
Property and equipment	4,050,000
Trademarks	23,565,000
Non-compete agreements	1,570,000
Other Intangible assets	1,980,000
Deferred financing costs	1,592,000
Goodwill	48,174,000
Other assets	8,000

Total assets acquired	98,117,000

Accounts payable and accruals assumed	10,937,000
Deferred taxes	10,770,000
Debt assumed	61,008,000

Total liabilities assumed	82,715,000

Purchase Price	15,402,000
Debt incurred, net	(12,727,000)

Cash	$2,675,000

The Company incurred debt of $12,727,000 and raised capital of $2,675,000 to pay for the net assets acquired.

The identifiable intangible assets acquired have been valued at the date of acquisition.  Due to the long life of the trademarks, the continued investment in trademarks and the Company’s intent to continue to leverage the trademarks, the trademarks are estimated to have an indefinite life and are not being amortized.  There is no indication of impairment at June 30, 2005.  Deferred financing costs are being amortized over the life of the loans which have a weighted average life of 11 years.  The non-compete agreements, package tooling costs and other intangible assets are being amortized and have a weighted average useful life of 8, 3, and 11 years, respectively.

The Company assumed no residual value in the computation of the amortization of these intangible assets.  Total amortization was $1,132,000, $739,000 and $531,000 for the year ended June 30, 2005, the eight months ended June 30, 2004 and the four months ended October 31, 2003 (Predecessor), respectively and $1,483,000 for the year ended June 30, 2003 (Predecessor), respectively.  Estimated amortization expense for each of the five succeeding fiscal years is as follows:

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended June 30,	Amount

2006	$1,132,000
2007	1,132,000
2008	564,000
2009	362,000
2010	91,000

The Company assigned $48,174,000 of the purchase price of the acquired operations to goodwill which is not being amortized but is subject to annual testing for impairment losses in the future.  Of the total goodwill, the Company expects approximately three-quarters to be deductible for tax purposes.

The amounts assigned to assets and liabilities acquired and the related computation of amortization were based on preliminary estimates for the two months ended December 31, 2003 and the five months ended March 31, 2004.  Final adjustments to the assets and liabilities acquired and related amortization have been reflected in the June 30, 2004 financial statements.

3.  Pro Forma Data

The following unaudited pro forma financial information presents a summary of the consolidated results of operations of the Company as if the purchase of the operations had occurred at the beginning of the periods presented.

	Four Months Ended October 31, 2003	Year Ended June 30, 2003

	(Predecessor)	(Predecessor)
Net Sales	$17,258,000	$75,698,000
Gross Margin	6,367,000	32,419,000
Income (loss) from operations	(1,774,000)	6,204,000

Net loss	$(5,000,000)	$(1,747,000)

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

These unaudited pro forma results have been prepared for comparative purposes only and primarily include adjustments to reflect only the operations acquired and adjustments for interest expense and amortization of intangible assets acquired in the purchase.  Excluded from the pro forma net loss are the expenses of the Predecessor related to its refinancing of debt and costs associated with the sale of the Predecessor’s assets of $159,000 and $4,291,000 for the four months ended October 31, 2003 and the year ended June 30, 2003.  Also excluded from the pro forma net loss are the Predecessor’s discontinued operations which were not acquired by the Company of $75,000 and $1,436,000 for the four months ended October 31, 2003, and the year ended June 30, 2003 and the loss on disposal of discontinued operations of $49,000 for the year ended June 30, 2003.

These pro forma results do not purport to be indicative of the results of operations which actually would have resulted had the purchase occurred at the beginning of each of the periods presented or of the future operations of the Company.

4.  Discontinued Operations

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

The operations of Ampro have been reflected in the financial statements as a discontinued operation for the year ended June 30, 2005 and the eight months ended June 30, 2004.  During the year ended June 30, 2005, the Company reflected a gain on discontinued Ampro operations of $565,000, less tax expense of $192,000 for a net gain of $373,000.   This gain resulted from fewer returns of product than anticipated at June 30, 2004.   During the year ended June 30, 2004 a pre-tax loss of $691,000 was recorded net of tax benefits of $233,000 for a net loss of $458,000.

Net revenues for Ampro were not material for the eight months ended June 30, 2004, four months ended October 31, 2003 (Predecessor) and year ended June 30, 2003 (Predecessor).  The operations of Ampro for the four months ended October 31, 2003 (Predecessor) and year ended June 30, 2003 (Predecessor) were not reflected as a discontinued operation and are included in continuing operations due to the immateriality of their sales for those periods.

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

The Predecessor recorded an estimated net loss on disposal of its Weed Wizard operation of $49,000 for the year ended June 30, 2003, relating to the write-down of all assets to fair value less cost to sell. In addition to the loss on disposal, the Company had a net loss from operations of Weed Wizard of $1,436,000 for the year ended June 30, 2003.

Revenues for Weed Wizard for the year ended June 30, 2003 were $7,000.

The assets and liabilities of discontinued operations held for sale reported in the consolidated balance sheets of the Company and the Predecessor consisted of the following:

June 30, 2004

Current Assets:
Cash and cash equivalents	$—
Accounts Receivable	275,000

Total Current Assets	$275,000

Current Liabilities:
Accrued expenses	$850,000
Accounts Payable	380,000

Total Current Liabilities	$1,230,000

 Pursuant to SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company’s previously issued financial statements and notes have been restated to reflect its discontinued components. The Predecessor’s consolidated financial statements have been restated for all periods presented to reflect its discontinued components. The assets, liabilities, net operations, and net cash flows have been reported as “Discontinued Operations” in the accompanying consolidated financial statements.

5.  Concentration of Credit Risk and Significant Relationships

Trade accounts receivable are due from numerous customers located in many geographic regions throughout the United States, Canada and Europe. The Company performs ongoing credit evaluations of its customers’ financial condition and establishes an allowance for doubtful accounts based upon the credit risk of specific customers, historical trends and other information. The Company does not require collateral from its customers.  Accounts receivable balances that are determined to be uncollectible are included in the allowance for doubtful accounts.  After all attempts to collect a receivable have failed, the receivable is written off against the allowance.  Based on the information available, management believes the allowance

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

for doubtful accounts is adequate. However, actual write-offs might exceed the recorded allowances.

The Company’s two largest customers during the year ended June 30, 2005, the eight months ended June 30, 2004 and the four months ended October 31, 2003 (Predecessor) and the year ended June 30, 2003 (Predecessor), each accounted for the following percentage of the Company’s revenues:

Customer	Year ended June 30, 2005	Eight months ended June 30, 2004	Four months ended October 31, 2003	Year ended June 30, 2003

			(Predecessor)	(Predecessor)
A	54%	52%	66%	54%
B	8%	8%	6%	6%

Included in accounts receivable at June 30, 2005 and 2004 is approximately $ 17,874,000 and $18,226,000, respectively, due from the two largest customers.

Sales of each of the Company’s three significant product lines comprised the following percentages of the Company’s total revenues for the year ended June 30, 2005, the eight months ended June 30, 2004 and the four months ended October 31, 2003 (Predecessor) and the year ended June 30, 2003 (Predecessor):

Product Line	Year ended June 30, 2005	Eight months ended June 30, 2004	Four months ended Oct. 31, 2003	Year ended June 30, 2003

			(Predecessor)	(Predecessor)
Landscape fabric	54%	52%	59%	48%
Fertilizer plant food	12%	13%	5%	12%
Landscape edging	14%	14%	8%	10%

International sales, primarily in Europe and Canada, were approximately 10%, 10%, 9%, and 10% of the Company’s revenues for the year ended June 30, 2005, the eight months ended June 30, 2004 and the four months ended October 31, 2003 (Predecessor) and the year ended June 30, 2003 (Predecessor), respectively.

Substantially all raw material purchases for WeedBlock® landscape fabric are from one vendor, representing approximately 16%, 21%, 28%, and 22% of the Company’s consolidated raw material purchases during the year ended June 30, 2005, the eight months ended June 30,

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

2004 and the four months ended October 31, 2003 (Predecessor) and the year ended June 30, 2003 (Predecessor).

Management believes that other suppliers could provide a similar product on comparable terms. A change in suppliers, however, could cause delays and a possible loss of sales, which would adversely affect operating results. Included in accounts payable at June 30, 2005 and 2004 is $817,000 and $2,265,000, due to this vendor, respectively.

6.  Inventories

Inventories consist of:

June 30,	2005	2004

Raw and packaging materials	$2,980,000	$2,025,000
Finished goods	4,550,000	3,403,000

	$7,530,000	$5,428,000

7. Property and Equipment

Property and equipment consist of:

June 30,	2005	2004

Furniture, fixtures and equipment	$4,907,000	$3,784,000
Leasehold improvements	335,000	308,000

	5,242,000	4,092,000
Less accumulated depreciation	(1,971,000)	(697,000)

	$3,271,000	$3,395,000

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

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Depreciation expense was $1,284,000, $703,000, $355,000, and $1,630,000 during the year ended June 30, 2005, the eight months ended June 30, 2004 and the four months ended October 31, 2003 (Predecessor) and the year ended June 30, 2003 (Predecessor), respectively.

8. Intangible Assets

The Company recorded goodwill of $48,174,000 as a result of the acquisition of the operations. Goodwill is tested annually for impairment by comparing the fair market value with its carrying value. An independent consultant tested goodwill for impairment and there was no indication of impairment at June 30, 2005. The Company also recorded Trademarks of $23,587,000 as a result of the acquisition of operations. Trademarks are not being amortized and there was no indication of impairment at June 30, 2005. Other intangible assets, comprised of non-compete agreements, packaging tool costs and other intangible assets are being amortized over their respective estimated lives.

Amortization expense for intangible assets being amortized and deferred financing costs during the year ended June 30, 2005, the eight months ended June 30, 2004 and the four months ended October 31, 2003 (Predecessor) and the year ended June 30, 2003 (Predecessor) was $1,132,000, $739,000, $531,000, and $1,483,000, respectively.

9. Revolving Credit Facility and Long-Term Debt

The Company and its parent, EYAS International, Inc., and their subsidiaries have entered into four credit arrangements to finance the acquisition of the assets of the Predecessor and to provide working capital. The Company also assumed from the Predecessor its obligation under the Junior Subordinated Debentures and related obligations.

On April 27, 2004, the Company and its parents and subsidiaries entered into a senior revolving credit facility with the LaSalle Business Credit, L.L.C. who is the Agent for and one of the lenders on the facility. The asset based lending revolving credit facility has a maturity date of September 30, 2006. The facility has a maximum borrowing level of $25 million. The facility is secured by all the assets of the Company and it’s parents and subsidiaries. The actual borrowing level is limited based upon having eligible accounts receivable, inventory and for parts of the year, the seasonal availability amount. Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 3.25% as of June 30, 2005. The actual interest rate on the facility at June 30, 2005 was 6.25%. The facility has various financial covenants including minimum EBITDA, EBITDA is Earnings Before, Interest, Taxes, Depreciation, and Amortization, minimum EBITDA to pay interest on the Junior Subordinated Debentures, a Fixed Charge Coverage Ratio, a Maximum Senior Leverage Ratio and limits on Capital Expenditures. The Company did not meet the financial covenants of the Maximum Senior Leverage Ratio and

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

the minimum EBITDA at June 30, 2005. The senior lenders have waived the missed covenants at June 30, 2005 and reset other covenants through June 30, 2006. The senior lenders and the Company agreed that the maturity of the loans would be moved to September 30, 2006 from October 29, 2008 for the term loans and from April 27, 2007 for the revolving credit facility. Additionally the senior lenders have required the Company to hire an investment banker to explore strategic alternatives to repay the term loan, increased interest rate on the term loan by 2% per annum and 0.5% per annum on the revolving credit facility under certain conditions. A performance fee of $2 million is earned on the term loan and due at the repayment of the loan. The performance fee will be reduced in part or in total if certain conditions are met. The revolving credit lender has required a repayment fee of up to $250,000 under certain conditions. The current liabilities at June 30, 2005 include the revolving credit facility balance of $18,093,000 and is based on an eligible borrowing base of $22,593,000, although this obligation does not mature until April, 2007. The credit facility agreement requires that collections from customers be deposited into cash collateral accounts that directly pay down the revolving note payable. The credit facility agreement also contains a clause that would allow acceleration of payment of the revolving note payable in case of a “material adverse change.” Management does not believe that any such acceleration will occur and that the revolving note payable will provide long-term liquidity; however, Emerging Issues Task Force Issue 95-22 requires a revolving credit agreement that includes both a subjective acceleration clause and a requirement to maintain an arrangement whereby cash collections from the borrower’s customers directly reduce the debt outstanding, to be classified as a short-term obligation.

The second credit facility was entered into on October 29, 2003 and is with CapitalSource Finance LLC. This facility includes two term loans. Term Loan A in the amount of $14,315,000 of which $14,000,000 has been borrowed and Term Loan B in the amount of $9,713,750 of which $9,500,000 has been borrowed. Both Term Loans A and B mature on September 30, 2006 and are secured by all of the assets of the Company and it’s parents and subsidiaries. Term Loan A bears interest at the greater of 5.75% over the prime rate or 10% as of June 30, 2005 and has monthly repayment of principal of $104,167 per month in year one, $166,667 per month in year two and $291,667 per month in year three. These amounts are reduced by mandatory pre-payments as described in the fourth following sentence. Term Loan B bears interest at the greater of 8.75% over the prime rate or 13% plus 7.0% of interest which is to be paid at the maturity of Term Loan B. Since such interest is not due until maturity, it is considered non-cash interest in the current period and included in long term liabilities. The actual variable interest rates on the facility at June 30, 2005 were 11.76% for Term Loan A and 14.76% for Term Loan B. Term Loans A and B also require mandatory pre-payments of the excess cash flow as defined in the loan agreements. The principal reduction ranges from 50% to 75% of the excess cash flow generated by the Company. The Company made a mandatory pre-payment of $2,300,000 for the quarter ended March 31, 2005. The mandatory pre-payment for the year ended June 30, 2005 is $800,000 less than the amount paid for the March 31, 2005 quarter. The Company has not yet decided if it will request from the lender

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

repayment of the overpayment. The facility has financial covenants identical to those of the revolving credit facility described above.

The Company also was below the minimum EBITDA level required by the senior lenders to continue to pay the interest on the Junior Subordinated Debentures. As permitted by the Amended and Restated Junior Subordinated Indenture, the Company has notified the Trustee that it has exercised its right to defer the monthly interest payment commencing with the August 2004 payment as described below.

The third credit facility the Company entered into were two subordinated loan agreements, one with the Predecessor aggregating $1,600,000 plus accrued interest and one with Central Garden & Pet Company aggregating $2,675,000 plus accrued interest. The subordinated Predecessor loan is the more junior of the subordinated loans. Both of these subordinated loans bear interest at 9% per annum due at maturity except for the repayment feature described in the following sentence, the loans mature, April 29, 2008, interest is payable at maturity. Since such interest is not due until maturity, it is considered non-cash in the current period and included in long term liabilities. The Predecessor loan has a repayment feature based upon excess cash flow as defined in the second credit facility described in the second preceding paragraph. The $2,675,000 subordinated loan gives Central Garden & Pet Company the right to convert the loan plus accrued interest into a 49% ownership interest in the Company.

The fourth credit facility the Company entered into is described in Note 10.

10. Junior Subordinated Debentures

The Company assumed from the Predecessor, certain of the Predecessor’s obligations under the Junior Subordinated Debentures that were originally issued to U.S. Home & Garden Trust I, a wholly owned subsidiary of the Predecessor. Concurrent with this assumption, the name of U.S. Home & Garden Trust I was changed to Easy Gardener Products Trust I (the “Trust”), which is a wholly owned subsidiary of the Company. The purpose of the Trust is to hold as an asset, the Junior Subordinated Debentures that is a liability of the Company owed to the Trust and to reflect the Trust’s obligation to the Company for the 78,000 common securities with a liquidation value of $25 per common share, with a face value of $1,950,000 and the obligation of the Trust for the 2,530,000 of 9.40% Cumulative Trust Preferred Securities outstanding with a liquidation value of $25 per security (the “Trust Preferred Securities”), having a total face value at the date of issuance to the public of $63,250,000. The common securities and Trust Preferred Securities are collectively referred to as the “Trust Securities”. In accordance with FASB Interpretation No. 46 with Revisions, the Trust has not been consolidated in the Company’s financial statements. Accordingly, the Company’s financial statements at June 30,

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

2005 include in other assets, its interest in the common shares of the Trust, the 9.40% Cumulative Trust Preferred Securities it acquired and the deferred interest on such securities. The Trust Preferred Securities were first issued in a public offering in 1998. The Junior Subordinated Debentures are the only assets of the Trust and have a face value outstanding of $65,200,000, an interest rate of 9.40% and mature on April 15, 2028. Distribution of interest on the Junior Subordinated Debentures are payable monthly in arrears to the Trust. The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Junior Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the securities plus any accumulated and unpaid distributions. The Subordinated Debentures mature in total on April 15, 2028, but may be redeemed at the option of the Company at any time.

During the year ended June 30, 2004, a prior lender of the Predecessor exercised their right under the first option agreement, to acquire 94,875 shares of the Trust Preferred Securities at an exercise price of $9.00 per share. The option agreement provided for a cashless exercise which was used for this transaction. The Company received back 37,620 shares of the option securities, which based on the market value of such shares at the exercise date of $22.70 per share, represents the total exercise price of the option of $854,000. The 37,620 shares are now reflected as Treasury shares owned by the Company.

During July 2004 a prior lender of the Predecessor exercised their right under the second option agreement to acquire 94,875 shares of the Trust Preferred Securities at an exercised price at the date of exercise of $2.54 per share. Under this agreement, the prior lender was forgoing monthly cash interest on the shares. This resulted in the exercise price being reduced by approximately $0.20 each month. The prior lender used the cashless exercise provision of the agreement for this transaction. The Company received back 10,733 shares of the option securities, which based on the market value of such shares at the exercise dates of $22.36 and $22.46 per share, and represents the total exercise price of $241,000. The 10,733 shares are new reflected as Treasury shares owned by the Company.

The fair value of the Junior Subordinated Debentures on November 1, 2003 was approximately $44,336,000. The value was based on the average quoted market prices of $17.00 of the 9.40% Cumulative Trust Preferred Securities on the five days before and five days after the acquisition date. The Junior Subordinated Debentures have been reflected in the opening balance sheet of the Company at fair value and the discount from the face value is being amortized, using the constant yield to maturity method of amortization, over 25 years to the maturity date. Deferred taxes have been recorded on the discount amount. The amortization of discount for the year ended June 30, 2005 and the eight months ended June 30, 2004 was $108,000 and $67,000, respectively. As a result of the exercise of options described in the preceding paragraph, the number of treasury shares increased 10,733 shares for the year ended June 30, 2005 and 37,620 shares for the year ended June 30, 2004 with a value of $241,000 and $854,000 respectively. As a result of the foregoing of monthly cash interest as

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

described in the second preceding paragraph, the amount due at the exercise of the options was reduced by the interest of $149,000 for the eight months ended June 30, 2004.

Distributions of interest on the Junior Subordinated Debentures are payable monthly in arrears by the Trust and recorded as interest expense.

The Junior Subordinated Debentures are unsecured obligations of the Company and are subordinate and junior in right to certain other indebtedness of the Company. Currently, the Company does not have any indebtedness outstanding which ranks equal to or junior to such securities.

The Company’s more senior lenders have required the deferral of the payment of interest on the Junior Subordinated Debentures. If interest on the Junior Subordinated Debentures is deferred, the distributions on the Trust Securities and by definition, the Trust Preferred Securities is also deferred. The deferral of interest can be done for a period not to exceed 60 consecutive months with no change in the rights of the lenders. During any such deferral period, interest on the Junior Subordinated Debentures and distributions on the Trust Securities will accrue and compound monthly at an annualized rate of 9.40% and, subject to certain exceptions, the Company may not declare or pay distributions on its capital or debt securities that rank equal to or junior to the Subordinated Debentures.

The Company announced in early August 2004 that it had informed the Trustee for the Amended and Restated Junior Subordinated Indenture, under which the Junior Subordinated Debentures were issued, that in accordance with Section 3.11 of the Indenture, it has exercised its right to defer (not cancel) the monthly interest payments commencing with the August 2004 payment. The deferral of interest payments does not change the Company’s obligation to pay the monthly interest payment but allows the payments to be made at a later date. Deferred payments earn interest monthly at the annualized rate of 9.40%. The Company has not determined the length of time it will exercise its right to defer the monthly interest. Since the deferred interest plus interest thereon is not currently due, as it can be deferred for a period up to 60 months from August 15, 2005, such interest is considered non-cash interest in the current period and included in the long term liability caption, Junior Subordinated Debentures, in the balance sheet. The deferred interest and interest thereon aggregated $5,846,000 for the eleven months ended June 30, 2005.

The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Junior Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the securities plus any accumulated and unpaid distributions. The Junior Subordinated Debentures mature in total on April 15, 2028, but may be redeemed at the option of the Company at any time. The Company effectively provides a full and unconditional guarantee of the Trust’s obligations under the Trust Securities to the extent that the Trust has funds sufficient to make such payments.

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

11. Predecessor’s Revolving Credit Facility and Long-Term Debt

The Predecessor entered into a senior credit facility dated as of October 30, 2002 for the Predecessor and its material subsidiaries. Wells Fargo Foothill, Inc., which was the administrative agent for the facility, was also the revolving credit lender, and Ableco Finance LLC provided a term loan. The total amount of the credit facility was $35 million, of which $23 million was a revolving credit facility and $12 million was a term loan. The credit facility matured October 30, 2005. Interest on the revolving credit facility was at variable annual interest rates based on the prime rate or LIBOR plus applicable marginal rates. Interest on the term loan was at variable annual interest rates based on the prime rate with a minimum rate of 9.75% plus 2% of accrued interest payable upon maturity. This interest was not due until maturity and was considered non-cash interest in the current period. The balance of the term loan at June 30, 2003 including non-cash interest, was $12,142,000. The interest rate on the term loan increased 2% each year the balance was outstanding. Borrowings on the revolving credit facility were $15,085,000 at June 30, 2003 and are limited based on eligible borrowing bases, effectively $17,659,000 at June 30, 2003.

The Predecessor’s obligations and the obligations of its material subsidiaries under the credit facility were secured by a security interest in favor of the lenders in substantially all of the assets of the Predecessor and its material subsidiaries. The Predecessor and its material subsidiaries were subject to certain financial and other covenants under the credit facility. At the end of January 2003, the Predecessor’s financial performance created a “Triggering Event” which increased the interest rate on the term loan in February 2003 through June 2003 by 2.5% points, to 14.25%. At June 30, 2003, the Predecessor was in violation of certain covenants that continued until the term loan was repaid. Due to the covenant violations, the interest rates on both the term loan and the revolving credit facility increased by 3% points, to 17.25%, and the lender could require the Predecessor to pay all principal and accrued interest at any time.

The completion of the transaction described in Note 2 resulted in the repayment of the term loan and assumption of the revolving credit facility by the Company.

12. Commitments

Operating Leases

The Company leases office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2010. The future minimum lease payments under these non-cancelable operating leases are as follows:

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Year ended June 30,	Amount

2006	$252,000
2007	53,000
2008	43,000
2009	27,000
2010	30,000

$378,000

Rent expense was approximately $534,000, $443,000, and $370,000 for the year ended June 30, 2005, the eight months ended June 30, 2004 and the four months ended October 31, 2003 (Predecessor), and $944,000 for the year ended June 30, 2003 (Predecessor), respectively.

Defined Contribution Plan

The Predecessor through its subsidiary Easy Gardener, Inc. had established an employee defined contribution benefit plan (the Plan). The Company assumed the Plan for all of its eligible employees. The Company and its Predecessor (collectively, “the Employer”) both match the first 60% of employee contributions up to 5% of the employee’s wage base. The Plan also allows discretionary contributions by the Employer. The Employer contributions vest over a five-year period. Total expense associated with the plans for the year ended June 30, 2005, the eight months ended June 30, 2004 and the four months ended October 31, 2003 (Predecessor), and for the year ended June 30, 2003 (Predecessor) was approximately $158,000, $81,000, $73,000, and $174,000, respectively.

13. Contingencies

In the normal course of business, the Company is subject to proceedings, lawsuits and other claims. Such matters are subject to many uncertainties, and outcomes are not predictable with assurance. Consequently, the ultimate amount of any monetary liability or financial impact with respect to these matters at June 30, 2005 cannot be ascertained.  The Company is not aware of any material contingent matters including those related to environmental cleanup liabilities.

14. Capital/ Stockholders’ Equity (Deficit) - Predecessor

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

As described in Note 9, the Company has given Central Garden & Pet Company the right to convert it’s subordinated loan plus accrued interest into a 49% ownership interest in the Company. The Company has also given Central Garden & Pet Company an option, which is exercisable after October 29, 2006, to purchase the remaining 51% interest in the Company based upon a multiple of EBITDA less any debt assumed.

The following sets forth matters related to the Predecessor’s Stockholder’ Equity (Deficit) as of June 30, 2003.

Preferred Stock

The Predecessor was authorized to issue 1,000,000 shares of preferred stock with such designations, rights and preference as may be determined from time to time by its Board of Directors. No shares of the preferred stock were outstanding.

Common Stock

The Predecessor was authorized up to 75,000,000 common shares having a par value of $0.001 per share. In September 1998, the Predecessor adopted a Stockholders’ Rights Agreement commonly known as a “poison pill”, which provided that in the event an individual or entity becomes a beneficial holder of 12% or more of the shares of the Predecessor’s capital stock, other stockholders shall have the right to purchase shares (or in some cases, the acquirer’s) common stock at 50% of its then market value.

Stock Option Plans

The Predecessor had 5 stock option plans and a “non-plan”. At June 30, 2001 the Predecessor had outstanding 5,687,000 options with exercise prices ranging from $0.01 to $4.69, a weight average exercise price of $2.34, and an average remaining life of 2.0 years. Of such options, 5,135,000 were exercisable at a weight average exercise price of $2.38. At June 30, 2002 the Predecessor had outstanding 4,914,000 options with exercise prices ranging from $0.01 to $4.69, a weighted average exercise price of $2.13 and a weighted average remaining life of 3.3 years. Of such options, 4,604,000 were exercisable at a weighted average exercise price of $2.16. During fiscal 2002, 99,000 new options were granted and 872,000 options expired and 320,000 additional options became exercisable and 851,000 exercisable options expired decreasing the weighted average exercise price to $2.16. At June 30, 2003 the Predecessor had outstanding 4,664,000 options with exercise prices ranging from $0.01 to $4.69, with a weighted average exercise price of $2.29 and a weighted average remaining life of 1.9 years. Of such options, 4,342,000 were exercisable at a weighted average exercise price of $2.29. During fiscal 2003, 20,000 new options were granted and 270,000 options expired and 89,000

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

additional options became exercisable, 200,000 options were exercised and 151,000 exercisable options expired increasing the weighted average exercise price to $2.29

The following table summarizes the above stock options outstanding and exercisable at June 30, 2003. The Company did not assume any obligations at the acquisition date or subsequent thereto related to these matters.

	Outstanding			Exercisable

Range of Exercise Price	Options	Average Remaining Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

$0.01 – 1.00	30,000	4.3 years	$0.50	10,000	$0.53
1.01 – 2.00	733,000	3.0 years	1.68	431,000	1.67
2.01 – 3.00	3,142,000	1.9 years	2.13	3,142,000	2.13
3.01 – 4.00	699,000	2.0 years	3.23	699,000	3.23
4.01 – 4.69	60,000	.9 years	4.22	60,000	4.22

$0.01 – 4.69	4,664,000	1.9 years	$2.24	4,342,000	$2.29

Warrants

In connection with certain business transactions and stock offerings, the Predecessor granted various warrants to purchase common stock.

The following schedule summarizes the activity:

	Weighted Average Warrant Price Per Share	Outstanding (1)	Exercisable	Weighted Average Remaining Contractual Life

June 30, 2003 and 2002	$1.35	1,504,000	1,504,000	4.3 years

(1)

The warrants contain anti-dilution provisions which could affect the number of shares of common issuable stock upon the exercise of the warrants as well as the per share warrant prices. Additionally, these warrants contain certain redemption provisions.

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

Common Stock Reserved

At June 30, 2003, approximately 7,819,000 shares of the Predecessor’s common stock had been reserved for issuance upon the exercise of warrants and options.

Stock-Based Compensation

The Predecessor applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee and director stock option plans. Under all of the option plans, the exercise price of the options equals or exceeds the market price of the underlying stock on the date of the grant and therefore, no compensation cost was recognized.

15. Refinancing and Transaction Costs

Refinancing and transaction costs included in the Consolidated Statements of Operations for the eight months ended June 30, 2004 of $410,000 were related to deferred costs written-off due to the replacement of the Wells Fargo Foothill, Inc. revolving credit facility with the LaSalle Business Credit LLC facility. Such expenses for the four months ended October 31, 2003 were $159,000 and $4,291,000 for the year ended June 30, 2003 of the Predecessor. As a result of the refinancing of the Predecessor, the Predecessor wrote-off $1,928,000 of previously deferred financing costs and discounts related to the replaced financing agreements and also recorded fees and expenses of $2,363,000 in the year ended June 30, 2003. The Predecessor capitalized $2,012,000 of deferred financing costs related to the new financing during the year ended June 30, 2003.

16. Income Taxes

The deferred tax liability of the Company is comprised of the following:

June 30,	2005	2004

Discount on the Junior Subordinated Debentures	$(6,551,000)	$(6,610,000)
Goodwill and other intangible assets	(6,671,000)	(4,128,000)
Fixed assets	(124,000)	(124,000)
Deferred interest on debt	2,249,000	—
Package tooling costs	86,000	—
NOL carryforward	951,000	—

Deferred tax liability	$(10,060,000)	$(10,862,000)

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

The income tax provision (benefit) consists of:

Year ended June 30,	2005	2004	2003

			(Predecessor)
Current:
Federal	$(325,000)	$325,000	$—
State		45,000	133,000

	(325,000)	370,000	133,000

Deferred expense (benefit) from continuing operations	(994,000)	328,000	—

Tax Expense (benefit) from continuing operations	(1,319,000)	698,000	133,000

Tax expense (benefit) from discontinued operations	192,000	(236,000)	—

Tax expense (benefit)	$(1,127,000)	$462,000	$133,000

The income tax expense of the Predecessor for the year ended June 30, 2003 was due to state income taxes. No income tax benefit was recorded by the predecessor during the year due to the uncertainty of its ability to generate sufficient future taxable income.

The Company’s tax year ends on September 30th. The Company has an operating tax loss carry forward at September 30, 2004 of $5.0 million which if not used will expire in 20 years.

The following is a reconciliation between the federal statutory income tax rate and the effective tax rate including discontinued operations:

Year ended June 30,	2005	2004	2003 (Predecessor)

Income tax expense/(benefit) computed at Federal Statutory rate	(34.0%)	34.0%	(34.0)%
State taxes, net of Federal tax effects
Nondeductible amortization and other	—	(0.2)	0.4
(Profit)/loss of foreign subsidiary	5.3	(0.6)	—
Other	0.3	0.8	2.4
Changes in valuation allowance on deferred tax assets	—	—	34.0

Income Tax Expense / (Benefit)	(28.4%)	34.6%	2.8%

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

17. Supplemental Cash Flow Information

Year ended June 30,	Year Ended June 30, 2005	Eight Months Ended June 30, 2004	Four Months Ended Oct. 31, 2003	Year Ended 2003

			(Predecessor)	(Predecessor)
			(Unaudited)
Cash paid (received) during the period for:

Interest paid	$4,421,000	$5,870,000	$7,846,000	$7,846,000

Income taxes refunded	$(23,000)	$(38,000)	$(248,000)	$(248,000)

18. Quarterly Information (Unaudited)

	First	Second	Third	Fourth
Fiscal 2005	Quarter	Quarter	Quarter	Quarter

Net sales	$14,225,000	$10,873,000	$27,774,000	$30,125,000

Gross profit	$5,245,000	$4,038,000	$11,385,000	$12,445,000

Income (loss) from continuing operations	$(2,261,000)	$(2,378,000)	$823,000	$295,000

Income from discontinued operations	$—	$—	$336,000	$37,000

Net income (loss)	$(2,261,000)	$(2,378,000)	$1,159,000	$332,000

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements

	First	October	Nov/Dec	Third	Fourth
Fiscal 2004	Quarter	2003	2003	Quarter	Quarter

	(Predecessor)	(Predecessor)
Net sales	$14,517,000	$2,956,000	$6,985,000	$23,638,000	$29,438,000

Gross profit	$5,733,000	$787,000	$2,627,000	$11,002,000	$12,978,000

Income (loss) from continuing operations	$(3,422,000)	$(1,955,000)	$(1,432,000)	$1,102,000	$1,562,000

Income (loss) from discontinued operations	$(74,000)	$(1,000)	$(40,000)	$189,000	$(607,000)

Net income (loss)	$(3,496,000)	$(1,956,000)	$(1,472,000)	$1,291,000	$955,000

Differences between amounts included above and amounts previously reported on Form 10-Q are due to reclassification.

19. Predecessor Month of October 2003

The accompanying consolidated financial statements include the previously issued consolidated financial statements for the Predecessor. The Predecessor ’s financial statements for the month of October, which is included in the 4 months ended October 31, 2003, does not include any transaction costs for October or the gain on the sale of the operations.

Consolidated Financial
Statement Schedule

Easy Gardener Products Ltd and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

		Charged to
	Beginning	Costs and		Ending
	Balance	Expenses	Writeoffs	Balance

Reserves and Allowances Deducted from Asset Accounts (Continuing Operations):

Allowance for Doubtful Accounts

Predecessor:

Year ended June 30, 2003	$1,381,000	$25,000	$(776,000)	$630,000

Company:

Eight months ended June 30, 2004	$365,000	$—	$(172,000)	$193,000

Year Ended June 30, 2005	$193,000	$37,000	$(77,000)	$153,000

Part I.

Item 1.	Business

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

General

            Easy Gardener Products, Ltd, (the “Company”), manufactures and markets a broad range of brand-name consumer lawn and garden products through its own operations and through its wholly owned subsidiaries, Weatherly Consumer Products Group, Inc. which owns Weatherly Consumer Products, Inc.(“Weatherly”), and Easy Gardener UK Ltd. The products include weed preventive landscape fabrics, fertilizer and plant food spikes, decorative landscape edging, shade cloth and root feeders, which are sold under recognized brand names such as WeedBlock®, Easy Gardener®, Jobe’s®, Emerald Edge®, Sun Screen Fabric™, Ross®, Tensar®, and Landmaster®. The Company believes it has significant market share and favorable brand-name recognition in several of its primary product categories. It markets products through most large national home improvement and mass merchant retailers (“Retail Accounts”), including in North America, Home Depot, Lowe’s, Kmart, Wal-Mart, Ace Hardware and Tru Serv and B&Q and other outlets in Europe. These operations were acquired from U.S. Home & Garden Inc. (the “Predecessor”) effective November 1, 2003. In accordance with the requirements of purchase accounting, all acquired assets and liabilities were restated to reflect their respective fair values at the date of purchase. As a result of the acquisition, the Company recorded $27,115,000 of acquired intangible assets, $23,565,000 was assigned to brand values having an indefinite useful life, $976,000 was assigned to patents and other intangibles having a weighted average useful life of nine years, $1,570,000 was assigned to non-compete agreements having a weighted average useful life of eight years, and $1,004,000 was allocated to package design having a useful life of three years. The Company assigned $48,174,000 of the purchase price of the acquired operations to goodwill, which is not being amortized. Goodwill and brand values are subject to testing for impairment losses. The amounts assigned to assets and liabilities acquired and the related computation of amortization were based on preliminary estimates for prior quarters of fiscal 2004. The Company has completed its valuation of these assets and liabilities and all adjustments were reflected in the June 30, 2004 financial statements.

            The acquisition of the operations comprised approximately 99% of the consolidated sales, 98% of the consolidated assets and 99% of the consolidated liabilities of (the “Predecessor”), U.S. Home & Garden Inc. The accompanying consolidated financial statements also include the consolidated U.S. Home & Garden Inc. audited statements of operations and audited consolidated statements of cash flows for the year ended June 30, 2003. The accompanying consolidated financial statements also include the unaudited consolidated statements of operations and the unaudited consolidated statements of cash flows of U.S. Home & Garden Inc. for the four months ended October 31, 2003 before transaction costs and the gain on the sale of the operations. The U.S. Home & Garden Inc. consolidated financial statements described above and included herein are referred to as the “Predecessor” financial statements.

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

            The Company is organized under the laws of the State of Texas in June 2002 and commenced operations in November 2003. The Company conducts operations directly and through subsidiaries. The fertilizer and plant food spikes operations are conducted through Weatherly Consumer Products Group, Inc. and its subsidiary, Weatherly Consumer Products, Inc (“Weatherly”). Most of the International operations, excluding sales to Canada are conducted through the Easy Gardener UK Ltd. subsidiary. Unless the context suggests otherwise, references in this Report to “we”, “us”, “the Company”, or “our” refer to Easy Gardener Products, Ltd. and its subsidiaries. The executive offices are located at 3022 Franklin Avenue, Waco, Texas 76710, and the telephone number is (254) 753-5353.

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

            Landscape Fabric. The Company markets different types of landscape fabric in varying thicknesses and strengths under the trade names WeedBlock®, MicroPore®, Pro WeedBlock™, and Landmaster®. Landscape fabrics allow water, nutrients and oxygen to filter through to the soil but prevent weed growth by blocking sunlight. The Company’s primary landscape fabrics are made from non-woven fabrics, which are generally manufactured with extruded polymers, pressed or vacuum formed into thin sheets having the feel and texture of light plastics. For the fiscal years ended June 30, 2005, 2004, and 2003, sales of landscape fabric represented approximately 54%, 54%, and 48%, respectively, of consolidated invoiced sales.

            Fertilizer and Plant Food. Fertilizer spikes deliver plant food nutrients directly to the root of the plant, an alternative method of maintaining plant health to surface-delivered liquid or solid fertilizers. The Company markets a variety of indoor and outdoor specialty fertilizer and plant food spikes primarily under the Jobe’s® tradename, one of the most recognized brands in the consumer lawn and garden industry. For the years ended June 30, 2005, 2004, and 2003, sales of fertilizer and plant food constituted approximately 12%, 11%, and 12%, respectively, of consolidated invoiced sales.

            Landscape Edging. The Company markets a variety of resin-based decorative landscape edgings under trade names including Emerald Edge®, Fiber Edge®, and Terra Cotta Tiles™. The decorative edgings are used by consumers to define the perimeter of planting areas with a variety of designs which include stone, log, terra cotta tiles and picket fences. Hydro Edge was introduced in the current year and combines a landscape edging and a facility to also water areas around the edging. For the years ended June 30, 2005, 2004, and 2003, sales of landscape edging constituted approximately 14%, 13%, and 10%, respectively, of consolidated invoiced sales.

            Sun Screen Fabric. The Company markets sun screen fabrics in a variety of sizes and colors. Sun Screen is utilized generally in conjunction with some type of outdoor structure such as a patio veranda, and provides shade, privacy or protection from wind for people, plants and pets.

            Fertilizers and Root Feeders. The Company also markets fertilizers under the Ross™ trade name. The Ross fertilizer, when applied through a Ross Root Feeder, a long steel irrigation tube with a hose connector that is inserted deep into the ground, provides the homeowner with a means of deep feeding and irrigating trees and shrubs. The Ross Root Feeder may also be used without fertilizer as a deep watering device.

             Lawn and Garden Fencing. The Company markets resin-based fencing for lawns and gardens. The fencing products are marketed for use by the consumer for numerous applications including preventing animals from entering a garden or orchard.

            Other Products. In addition to landscape fabrics, fertilizer and plant food spikes, landscape edging, sun screen, fertilizers and root feeders, and lawn and garden fencing the Company also sells complementary lawn and garden products for the home gardener. The products include a line of animal repellents that are formulated to deter dogs, cats, deer and rabbits from destroying garden and landscape environs, a variety of protective plant and tree covers, bird and animal mesh blocks, protective garden and tree netting to prevent animal damage, and fabric pegs.

Conversion, Manufacturing and Supply

            Except for the materials for the WeedBlock® landscape fabric, which are obtained primarily from a single source, the basic materials for consumer lawn and garden products are purchased from a variety of suppliers. All of such materials are converted, packaged and shipped by the Company from either the Waco, Texas facility or the Paris, Kentucky facility for domestic customers. International sales are sourced from different locations including the two United States locations.

            The Company purchases most of the landscape fabric used to manufacture WeedBlock® from Tredegar Industries, Inc. (“Tredegar”). The Company purchases large rolls of various types of landscape fabric from Tredegar for shipment to the Waco, Texas facility where it is sized, cut and packaged for consumer sale. Although the Company has purchased most of its supply from Tredegar for over 10 years and believes that its relationship with Tredegar is good, Tredegar is free to terminate its relationship with the Company at any time and accordingly could market its fabrics to other companies, including competitors. Nevertheless, the Company owns the registered trademark “WeedBlock®” and to the extent that it establishes alternative supply arrangements, the Company’s rights to market products under the WeedBlock® brand name would continue without restriction.

            The Company manufactures and packages the Jobe’s® fertilizer spikes at its Paris, Kentucky facility. The raw materials that comprise indoor fertilizer spikes are mixed with a binding agent and then passed through an extrusion process which feeds a continuous strand of fertilizer through a heat-drying system. The strand is then cut into ready-to-use fertilizer spikes which are then machine counted and packaged into shelf-ready blisterpacks. Outdoor fertilizer spikes are manufactured in a similar manner except rather than passing through an extrusion process, the outdoor spikes are processed through molds, which shape the spikes into their final form. The outdoor spikes are packaged in either a foil pouch, bag or box.

            The specifications for the landscape edging and root feeder products and packaging are designed by the Company and independent design consultants. The products are then manufactured and packaged by third party manufacturers according to the Company’s specifications and generally are sent to the Company’s facilities for shipment to customers.

            The material used in the sun screen fabric and resin-based fencing is manufactured for the Company pursuant to open purchase orders. The material is then sized and cut for consumer sale at the Waco, Texas facility.

Customers

            Customers include home improvement centers, mass merchandisers, hardware stores, nurseries, and garden centers and other retail channels throughout North America and Europe. Using the historical data of the Predecessor prior to November 1, 2003, the Company’s customer profile is as follows. The customer profile is based upon invoiced sales, which are sales amounts billed to customers before adjustments for rebates, returns and allowances.

            The two largest customers for fiscal 2005, Home Depot and Lowes, accounted for approximately 53% and 8%, respectively, of consolidated invoiced sales during that period. The two largest customers for fiscal 2004, Home Depot and Lowes, accounted for approximately 55% and 8%, respectively, of consolidated invoiced sales during that period. The two largest customers for fiscal 2003, Home Depot and Ace Hardware, accounted for approximately 54% and 6%, respectively, of consolidated invoiced sales during such year. The ten largest customers as a group accounted for approximately 80%, 81% and

77% of consolidated invoiced sales during fiscal 2005, 2004, and 2003, respectively. Sales to such customers are not governed by any contractual arrangement and are made pursuant to standard purchase orders. Though the Company believes that relations with its largest customers are good, the loss of any of these customers could have an adverse effect upon the results of operations. International sales are subject to certain additional risks in doing business in foreign countries including, but not limited to, currency exchange rate fluctuations and tariffs.

            The sales are concentrated in the United States, with international sales (primarily in Europe and Canada) accounting for approximately 10%, 10%, and 10% of invoiced sales for each of fiscal 2005, 2004 and 2003, respectively. The Company is currently attempting to develop additional relationships with distributors outside of the United States.

            Customers have different pricing structures and require different sales adjustments. Sales are gross sales less adjustments for discounts, rebates, returns and allowances given to customers. Such adjustments are collectively referred to as sales adjustments. Gross sales less discounts equal invoiced sales and are the amounts billed to the customers and used for the previous percentage computations for products and customers.

Sales and Marketing

            The selling efforts in the United States are managed by two Vice Presidents of Sales. One specializes in national home center customers and the other directs four regional sales managers responsible for mass merchants, hardware and all other marketing channels. Because of the service-oriented nature of the business, the sales managers devote a substantial amount of their time to servicing and maintaining relationships with the largest customers in addition to managing the overall sales operations. The Company also utilizes the services of over 28 non-exclusive independent sales organizations. This integrated sales approach is designed to help achieve sales of all products to all customers in a cost effective manner.

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

            The Company spent approximately $3.0 million in advertising in fiscal 2005. Advertising is a combination of media development, print, radio and television advertising and cooperative advertising (advertising done in conjunction with retailers). The Company also spent approximately $0.8 million in attending trade shows and in public relations to promote awareness, understanding and brand identification of the lawn and garden products.

            The Company utilized a substantial portion of its marketing budget for fiscal 2005 on cooperative advertising in conjunction with key retail customers.

New Product Development

            The Company believes that new product development is critical to its long-term success. Accordingly, it has established a new product development organization using two experienced individuals who are very experienced with all facets of the Company’s operations to lead and coordinate these activities together with the help of consultants specializing in new product development research. As a new Company with limited recent experience in new product development and with limited financial resources, the Company’s ability to execute an aggressive new product development strategy to enhance operating results and cash flow is unknown.

Information Systems

            The Company maintains a sophisticated retail data information system, which enables it to provide timely and efficient order fulfillment to its Retail Accounts and other customers. Internally, the information system tracks orders and deliveries and provides exception reports if product is not delivered on time. The systems “push” the necessary information to the proper personnel, allowing them to react quickly to information. The purchase order process can be paperless, with most Retail Accounts placing their orders through an electronic data interchange with the Company.

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

            Due to the seasonality of the Company’s business as described above, a substantial portion of the Company’s sales and cash flows are generated in the peak growing season of the year which are the March 31 quarter and most significantly the June 30 quarter. Adverse weather in portions of both the March 31, 2005 and the June 30, 2005 quarters had a negative impact on sales.

Inventory and Distribution

            As a result of changes in customer inventory purchasing patterns described in the second preceding paragraph and improved communications with customers and suppliers, the Company improved its ability to meet customer demands without maintaining high inventory levels. Retail Accounts generally require delivery within five business days. Orders are normally processed within 48 hours and shipped by common carrier. The Company’s shipping and freight costs have increased due to increasing oil prices, higher costs from the freight carriers and smaller order size, and increased volume to a significant customer that stipulates which freight carriers are to be used. The required freight carriers are frequently not the lowest cost.

Competition

            The consumer lawn and garden care industry is highly competitive and somewhat fragmented. With respect to the Company’s sale of consumer lawn and garden products, the Company competes with a combination of national and regional companies including catalog and Internet e-commerce businesses specializing in the marketing of lawn and garden care products. The Scotts Company, in particular, has captured a significant and controlling share in a variety of categories as a result of their acquisition of the Ortho brand and the licensing of the Roundup brand for the consumer market. Scotts also markets products under the Scotts and Miracle-Gro brands which compete both directly and indirectly with many of the Company’s products. Many of the Company’s competitors have achieved significant national, regional and local brand name and product recognition and engage in frequent and extensive advertising and promotional programs. Many of these companies have substantially greater financial, technical, marketing and other resources than the Company.

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

            Among the Company’s competitors in the lawn and garden market for the Jobe’s spike line of fertilizer products is the Scotts Company, which markets competing products under the Miracle-Gro brand.

Government Regulation

            The Company is subject to many laws and governmental regulations and the changes in these laws and regulations resulting from their interpretation by agencies and the courts.

            Fertilizer and Pesticide Regulation. Products marketed, or which may be marketed, by the Company as fertilizers or pesticides, are subject to an extensive and frequently evolving statutory and regulatory framework, at both the Federal and state levels. The distribution and sale of pesticides is subject to regulation by the U.S. Environmental Protection Agency (“EPA”) pursuant to the Federal Insecticide, Fungicide, and Rodenticide Act (“FIFRA”), as well as regulation by many states in a manner similar to FIFRA. Under FIFRA and similar state laws, all pesticides must be registered with the EPA and the state and must be approved for their intended use. FIFRA and state regulations also impose other stringent requirements on the marketing of such products. Moreover, many states also impose similar requirements upon products marketed for use as fertilizing materials, which are not typically regulated under FIFRA. Failure to comply with the requirements of FIFRA and state laws that regulate marketing and distribution of pesticides and fertilizers could result in the imposition of sanctions, including, but not limited to suspension or restriction of product distribution, civil penalties or criminal sanctions.

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

            Environmental Regulation. The Company’s manufacturing operations are subject to various evolving federal, state and local laws and regulations relating to the protection of the environment, which laws govern, among other things, emissions to air, discharges to ground, surface water, and groundwater, and the generation, handling, storage, transportation, treatment and disposal of a variety of hazardous and non-hazardous substances and wastes. Federal and state environmental laws and regulations often require manufacturers to obtain permits for these emissions and discharges. Failure to comply with environmental laws or to obtain, or comply with, the necessary state and federal permits can subject the manufacturer to substantial civil and criminal penalties. The Company operates one manufacturing facility and its wholly-owned subsidiary, Weatherly, operates one manufacturing facility. Although the Company believes that its manufacturing facilities are in substantial compliance with applicable material environmental laws, it is possible that there are material environmental liabilities of which it is unaware. If the costs of compliance with the various existing or future environmental laws and regulations including any penalties which may be assessed for failure to obtain necessary permits, exceed the historical costs for such items, the Company could be adversely affected.

            Potential Environmental Cleanup Liability. The Federal Comprehensive Environmental Response, Compensation and Liability Act, as amended (“CERCLA”), and many similar state statutes, impose joint and several liability for environmental damages and cleanup costs on past or current owners and operators of facilities at which hazardous substances have been discharged, as well as on persons who generate, transport, or arrange for disposal of hazardous wastes at a particular site. In addition, the operator of a facility may be subject to claims by third parties for personal injury, property damage or other costs resulting from contamination present at or emanating from property on which its facility is located. As noted above, the Company operates one manufacturing facility and Weatherly operates one manufacturing facility. Predecessors of the Company have owned or operated other manufacturing facilities in the past and may have liability for remediation of such facilities in the future, to the extent any is required. In this regard, Weatherly previously owned a facility that was the subject of certain soil remediation activities. Although this facility was sold by Weatherly prior to the Company’s acquisition of Weatherly, there can be no assurance that the Company will not be liable for any previously existing environmental contamination at the facility. Moreover, although the purchaser of the facility indemnified Weatherly for any environmental liability and the sellers of Weatherly, in turn, indemnified the Company from such liability, there can be no assurance that, if required, the indemnifying parties will be able to fulfill their respective obligations to indemnify the Company. The Company could also incur liability under CERCLA or similar state statutes for any damage caused as a result of the mishandling or release of hazardous substances owned by it but processed and manufactured by others on its behalf. As a result, there can be no assurance that the manufacture of the products sold by the Company will not subject it to liability pursuant to CERCLA or a similar state statute.

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

Trademarks, Proprietary Information and Patents

            Product recognition is an important competitive factor in the lawn and garden products industry. Accordingly, in connection with the Company’s marketing activities of lawn and garden products, it promotes, and intends to promote, certain trade names and trademarks, which are believed to have value to it.

            In connection with the acquisition, the Company acquired certain trademarks and copyrights which are being used by it in its business including, but not limited to, the trademarks, WeedBlock®, Easy Gardener®, MicroPore®, Landmaster®, Polyspun 350®, Nature Shield® and Diamondback® and BirdBlock®. In connection with the Company’s acquisition of Weatherly, it acquired certain patents, as well as certain copyrights and trademarks used in connection with Weatherly’s business including, but not limited to, Jobe’s®, Ross®, Green Again®, Gro-Stakes®, Tree Guard® and XP-20®. Tensar Corporation also granted the Company an exclusive royalty-free perpetual license to use the trademark Tensar® in connection with a wide range of polymeric grid, mesh, net and related products supplied to the Company by The Tensar Corporation. There can be no assurance that the Company will apply for any additional trademark or patent protections relating to its products or that its current trademarks and patents will be enforceable or adequately protect from infringement of proprietary rights.

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

Employees

            As of July 30, 2005 the Company had 150 full-time employees. Of such employees, 3 are executive officers of the Company, 27 were engaged in administration and finance, 20 were engaged in sales and marketing, 26 were engaged in warehouse, shipping and receiving, and 74 were engaged in production. None of the employees are covered by collective bargaining agreements. The Company believes that it has a good relationship with its employees.

Segment Information

            The Company’s operations are in one segment – the manufacture and sale of consumer lawn and garden products. Product and major customer information are disclosed separately above.

Item 2.	Properties.

            The Company leases approximately 250,000 square feet of office and warehouse space in Waco, Texas for which it pays $20,162 per month in rent, pursuant to a lease agreement that expires in February 2008. The facility contains landscape fabric converters, packaging equipment and warehouse and shipping facilities.

            Weatherly leases approximately 72,000 square feet of manufacturing and warehouse space in Paris, Kentucky for $9,931 per month in rent pursuant to a lease that expires in June 2006. Weatherly also leased an additional 59,000 feet of warehouse space in Paris, Kentucky for $9,845 per month in rent, pursuant to a lease agreement that expires in June 2006. This lease was effectively cancelled in the year ended June 30, 2005.

            The Company believes that its current manufacturing and warehouse space is adequate for its planned future operations and that leases when they expire can be replaced at acceptable terms.

Item 3.	Legal Proceedings

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable

Part II.

Item 5	Market for Registrant’s Common Equity and Related Stockholder Matters.

Not Applicable - Registrant is a limited partnership and the registered securities are not common stock.

Item 6.	Selected Consolidated Financial Data (in thousands).

            The following selected consolidated financial data at and for the year ended June 30, 2005 and the eight months ended June 30, 2004 is based upon the Company’s audited consolidated financial statements. The consolidated financial data for the four months ended October 31, 2003 is the Predecessor’s unaudited consolidated financial data and the financial data at and for the years ended June 30, 2001, 2002 and 2003 has been derived from the Predecessor’s audited consolidated financial statements. Such information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and the notes thereto appearing elsewhere in this Report.

	Statement of Operations Data Year Ended June 30,

	2001 (Predecessor)	2002 (Predecessor)	2003 (Predecessor)	4 Months Ended Oct 31, 2003 (Predecessor)	8 Months Ended June 30, 2004	June 30, 2005
Net sales	$78,863	$78,947	$76,244	$17,473	$60,061	$82,997
Cost of sales	44,065	43,358	43,453	10,953	33,454	49,884

Gross profit	34,798	35,589	32,791	6,520	26,607	33,113
Selling, shipping, general and administrative, and depreciation & amortization, expenses	30,638	27,686	28,025	8,826	17,389	27,110
Restructuring charges (1)	2,860	—	—

Income (loss) from operations	1,300	7,903	4,766	(2,306)	9,218	6,003
Refinancing and transaction costs	—	(254)	(4,291)	(159)	(410)	—
Interest expense, net	(7,331)	(7,291)	(7,994)	(2,868)	(6,878)	(10,843)
Income tax (expense) benefit	1,406	(228)	(133)	(44)	(698)	1,319

Income (loss) from continuing operations before cumulative effect of a change in accounting principle	(4,625)	130	(7,652)	(5,377)	1,232	(3,521)
Gain (loss) from discontinued operations, net of tax and minority interest (2)	(16,253)	(1,760)	(1,436)	(75)	(458)	373
Gain (loss) on disposal of discontinued operations, net of tax and minority interest (2)	(4,551)	20	(49)	—	—	—

Income (loss) before cumulative effect of a change in accounting principle	(25,429)	(1,610)	(9,137)	(5,452)	774	(3,148)
Cumulative effect of a change in accounting principle (3)	—	(9,882)	—	—	—	—

Net income (loss)	$(25,429)	$(11,492)	$(9,137)	$(5,452)	$774	$(3,148)

	Balance Sheet Data

	June 30,

	2001	2002	2003	2004	2005

Working capital (deficit)	$4,867	$2,728	$(5,532)	$1,385	$371
Intangible assets, net	65,892	56,259	56,268	74,991	74,616
Total assets	109,463	99,365	96,559	116,737	119,485
Short-term debt	21,670	22,748	27,227	15,171	20,336
Long-term debt	56,951	56,951	57,092	70,331	74,021
Total liabilities	90,256	92,383	98,595	113,288	119,184
Equity Capital (deficit)	17,968	6,982	(2,036)	3,449	301

(1) Amount represents restructuring charges of the Predecessor relating to the closing and sale of the Ampro facility.

(2) Amounts represent operations of Ampro which was discontinued by the Company and for the Predecessor, the amounts reflect the operations and estimated loss on disposal of the Predecessor’s Weed Wizard and Egarden subsidiaries.  See further discussion in Note 4 to the Consolidated Financial Statements included in Part II, Item 8.

(3) Amount represents the cumulative effect of the Predecessor’s change in accounting principle related to goodwill.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

                    The Company manufactures and markets a broad range of brand-name consumer lawn and garden products through its own operations and through its wholly-owned subsidiaries, Weatherly Consumer Products Group, Inc. which owns Weatherly Consumer Products, Inc.(“Weatherly”) and Easy Gardener UK Ltd.  These operations were acquired from U.S. Home & Garden, Inc.(the “Predecessor”) effective November 1, 2003.  As a result of that acquisition, the Company has recorded $48.2 million in goodwill.

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

                    The results of operations for the fiscal year ended June 30, 2005 and 2004 which is the combined total of the Company’s eight months ended June 30, 2004 and the Predecessor’s four months ended October 31,2003 were adversely affected by continual pricing pressure from customers, price increases from suppliers and from adverse weather in the peak gardening season.  Many of the Company’s products are petrochemical based and the costs of such products typically increase when oil prices increase.  Also, freight expenses were negatively impacted by increasing oil prices and other factors.  A significant customer with increasing sales has mandated the freight carriers the Company must use to ship product to them, which frequently is not the lowest cost freight carrier.  That same customer has also decreased the size of their average order to better manage their inventory levels.  Both of these actions have resulted in increasing freight costs.

                     Interest expense is a significant expenditure for the Company. Interest expense is also based upon variable interest rates for a substantial portion of the Company’s debt.  An increase in interest rates will have a negative impact on the Company’s operating performance and cash flows.

                    The Company, as part of the acquisition of operations from the Predecessor, was required to take the product line produced by the Ampro Division.  The Company did not intend to maintain this operation going forward but felt a need to meet its commitments to customers and mass merchants for the fiscal 2004 growing season.  In June 2004 the Company entered into an agreement to dispose of the Ampro operations.

                    The Predecessor’s results of operations for the fiscal year ended June 30, 2003 were adversely affected by the prolonged periods of inclement weather in many portions of the United States during the late spring and early summer which negatively impacted the lawn and garden industry.  Their results were also adversely affected by the refinancing costs and related write-offs and transaction expenses related to the proposed sale of assets.  Their results were also adversely affected by the discontinued Weed Wizard operations that generated a loss of $1.4 million for that year.  Results were also impacted in the third and fourth quarters by changes in the buying pattern of certain of the key customers who carried less inventory than in prior years and replenished their lower inventory levels as sales were made by them.

                    There continues to be a consolidation in the lawn and garden industry which creates, over time, a downward pressure on operating margins.

Historical Results of Operations

The following table sets forth for the periods indicated certain selected income data as a percentage of net sales:

	2003 Predecessor		4 Months 2004 Predecessor	8 Months 2004	Combined 2004		2005

Net sales	100.0%		100.0%	100.0%	100.0%		100.0%
Cost of sales	57.0		62.7	55.7	57.3		60.1

Gross profit	43.0		37.3	44.3	42.7		39.9
Selling and shipping	24.4		33.4	21.6	24.3		24.2
General and Administrative	10.0		14.6	6.3	8.2		7.2
Depreciation and amortization	2.3		2.5	1.0	1.3		1.2

Income (loss) from operations	6.3		(13.2)	15.4	8.9		7.3
Refinancing and transaction costs	(5.6)		(0.9)	(0.7)	(0.7)		—
Interest expense, net	(10.5)		(16.4)	(11.5)	(12.6)		(13.0)
Income tax benefit/(expense)	(0.2)		(0.3)	(1.2)	(1.0)		1.5
Gain/(Loss) from discontinued operations, net	(1.9)		(0.4)	(0.8)	(0.7)		0.4
Loss on disposal of discontinued operations, net	(0.1)		—	—	—		—

Net income (loss)	(12.0	) %	(31.2)%	1.2%	(6.1	) %	(3.8	) %

Year Ended June 30, 2005 Compared to the Eight Months Ended June 30, 2004 and Four Months Ended October 31, 2003 (Predecessor) Combined.

                    Net sales. Net sales were $83.0 million for the year ended June 30, 2005, an increase of $5.5 million, or 7.0%, as compared to the combined eight months ended June 30, 2004 of $60.1 million and $17.4 million for the four months ended October 31, 2003 for a twelve month amount of $77.5 million. Net sales are gross sales less adjustments for discounts, rebates, returns, and allowances given to customers and such adjustments are collectively referred to as sales adjustments. Gross sales less discounts equal invoice sales and are the amounts billed to customer before deductions for rebates, returns, and allowances. The increase in net sales was the result of an increase in the volume of products sold and by a decrease of returns recorded by the Predecessor for Ampro. The increase described above was offset in part by additional rebates and discounts and by the Predecessor’s net sales for operations not acquired by the Company. Not with standing increased sales, sales were adversely affected by cool and wet weather delaying the beginning of the gardening season.

                    Cost of sales. Cost of sales of $49.9 million for the year ended June 30, 2005 increased $5.5 million, or 12.3% as compared to the combined eight months ended June 30, 2004 of $33.4 million and $11.0 million for the four months ended October 31, 2003, for a combined twelve month amount of $44.4 million. The increase in cost of sales is a result of increases in the volume of products sold of $4.0 and increased material costs, primarily purchase price increases on a number of petroleum based products of $1.5 million and by a reduction in cost of sales in the comparable period last year related to the return of Ampro inventory. There were no such returns in the current period. The increase was an offset in part in the current period by a reduction in cost of sales of $62,000 for operations not acquired by the Company. Cost of sales as a percentage of net sales increased to 60.1% during the twelve months ended June 30, 2005 up from 57.3% during the twelve month period ended June 30, 2004. Depreciation and amortization included in cost of sales for the year ended June 30, 2005, and the eight months ended June 30, 2004, the four months ended October 31, 2003 were $1,401,000, $833,000 and $496,000 respectively.

                    Gross profit. Gross profit of $33.1 million for the year ended June 30, 2005, remained the same, as compared to the combined eight months ended June 30, 2004 of $26.6 million and $6.5 million for the four months ended October 31, 2003 for a twelve month amount of $33.1 million. Gross profit as a percentage of net sales decreased to 39.9% during the twelve months ended June 30, 2005, from 42.7% during the twelve month period ended June 30, 2004. This decrease in gross profit as a percentage of net sales resulted from the matters described above.

                    Selling and shipping expenses. Selling and shipping expenses of $20.1 million for the year ended June 30, 2005, an increase of $1.2 million, or 6.6% as compared to the combined eight months ended June 30, 2004 of $13.1 million and $5.8 million for the four months ended October 31, 2003, for a twelve month amount of $18.9 million. The increase in expense was primarily a result of increased outbound freight costs of $1.2 million. As a percentage of net sales, selling and shipping expenses decreased to 24.2% during the twelve months ended June 30, 2005 from 24.3% during the twelve month period ended June 30, 2004.

                    General and administrative expenses. General and administrative expenses were $6.0 million for the year ended June 30, 2005, a decrease of $0.3 million or 5.1% as compared to the combined eight months ended June 30, 2004 of $3.7 million and $2.6 million for the four months ended October 31, 2003, for a twelve month amount of $6.3 million, The decrease is a result of costs related to the operation of the Predecessor not assumed by the Company of $1.0 million, offset in part by increases in marketing and new product development of $0.7 million. As a percentage of net sales, general and administrative expenses decreased to 7.2% during the twelve months ended June 30, 2005 from 8.2% during the twelve month period ended June 30, 2004.

                    Depreciation and amortization. Depreciation and amortization expenses were $1.0 million for the year ended June 30, 2005, approximately equal to the combined eight months ended June 30, 2004 of $0.6 million and $0.4 million for the four months ended October 31, 2003 for a twelve month amount of $1.0 million. As a percentage of net sales, depreciation and amortization expenses decreased to 1.2% during the twelve months ended June 30, 2005, compared to 1.3% during the twelve month period ended June 30, 2004.

                    Income (loss) from operations. Income from operations was $6.0 million for the year ended June 30, 2005, a decrease of

$0.9 million or 13.0% from the combined eight months ended June 30, 2004 of $9.2 million and a loss of $2.3 million for the four months ended October 2003 for a twelve month income from operations of $6.9 million. This decrease was due to the matters described above. As a percentage of net sales, income from operations decreased to 7.3% for the combined twelve months ended June 30, 2005 from 8.9% during the twelve month period ended June 30, 2004.

                    Refinancing and transaction costs. The Company did not incur any refinancing costs for the year ended June 30, 2005. The Company incurred refinancing costs for the eight months ended June 30, 2004 of $0.4 million related to the replacement of its revolving credit facility, while the Predecessor incurred transaction costs during the four months ended October 31, 2003 of $0.2 million, for a combined twelve month amount of $0.6 million. The transaction costs incurred in the month of October 2003 by the Predecessor were reflected in the gain on the sale of the transaction and not reflected in the income statement presented herein, which is prior to the transaction costs and gain on the sale.

                    Interest expense. Interest expense was $10.8 million for the year ended June 30, 2005, an increase of $1.0 million, or 11.2% from the combined eight months ended June 30, 2004 of $6.9 million and $2.9 million for the four months ended October 31, 2003, for a twelve month amount of $9.8 million. The Company has a significant amount of interest expense which is due at the maturity of the underlying obligation or deferred for a period of up to 60 months from August 15, 2004. Such interest is considered non-cash interest in the current period and included in long term liabilities. Interest on the revolving credit facility decreased $26,000 as a result of lower interest rates during most of this period which offset increased borrowing levels. Interest expense on the term loans increased $610,000 as a result of increased average borrowing levels in the current period and higher interest rates. The Company has approximately $20,458,000 in term loans outstanding at June 30, 2005 compared $22.9 million at June 30, 2004 and $12.1 million for the Predecessor at October 31,2003. The interest expense of the Company on its term loans for the year ended June 30, 2005 was $2.2 million of which $0.7 million is due on October 29, 2008 and is considered non-cash interest in the current period and is included in long term liabilities. The Predecessor had interest expense of $612,000 on its term loan for the four months ended October 31, 2003. The Company also has two subordinated loans.

The interest increased $168,000 to $440,000 during the year ended June 30, 2005 from $272,000 during the eight months ended June 30, 2004. Interest expense and accretion of discount on the Junior Subordinated Debentures increased by $373,000 to $6.0 million from $5.6 million in the prior year. The increase is primarily due to the interest cost on the deferred interest. As permitted by the Amended and Restated Junior Subordinated Indentures, the Company has elected to defer payment of the interest on the Junior Subordinated Debentures beginning in August 2004. While the interest payment is deferred, the interest continues to be accrued and together with the interest on the accrued interest is included in the caption Junior Subordinated Debentures. Deferred interest and interest thereon of $6.7 million is included in non-cash interest expense in the current year. By deferring the interest payment on the Junior Subordinated Debentures, the Company has improved its current cash flow by the amount of interest deferred. This improvement will exist until the deferred interest is paid. The remaining $125,000 decrease in interest is related to miscellaneous interest expense. The total non-cash interest expense for the year ended June 30, 2005 was $6.7 million. A portion of the Company’s interest expense is based upon variable interest rates. Increases in such rates would have a negative impact on operating performance and cash flow. As a percentage of net sales, interest expense increased to 13.0% for the year ended June 30, 2005 from 12.6% during the prior year.

                    Income tax expense. The income tax benefit for the year ended June 30, 2005 was $1.3 million, as compared to the income tax expense for the combined eight months ended June 30, 2004 of $0.7 million and $0.04 million for the four months ended October 31, 2003 for a combined income tax expense of $0.7 million. The Company has deferred tax credits, which permits it to currently recognize deferred tax benefits on pre-tax losses. The Predecessor had a tax loss carry forward and no net deferred tax credits, which impacted its taxes for the four months ended October 31, 2003.

                    Discontinued operations. Gain from discontinued operations net of tax, related to Ampro operations totaled $0.4 million for the year ended June 30, 2005, as compared to the loss from discontinued operations related to the Ampro operations of $0.5 million for the eight months ended June 30, 2004. Loss from discontinued operations, which related to the Predecessor’s Weed Wizard operations, was $0.1 million for the four months ended October 31, 2003 and the combined twelve months ended June 30,

2004 loss totaled $0.6 million. The Ampro gain from discontinued operations at June 30, 2005 results from fewer returns of products than anticipated at June 30, 2004.

                    Net income (loss). Net loss was $3.1 million for the year ended June 30, 2005 a decrease of $2.8 million from the combined net income for the eight months ended June 30, 2004 of $0.8 million, and the net loss for the four months ended October 31, 2003 of $5.5 million for a combined twelve month loss of $4.7 million. This decrease in net loss is due to the matters described above.

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

                    Selling and shipping expenses. Selling and shipping expenses of $13.1 million for the eight months ended June 30, 2004 and $5.8 million for the four months ended October 31,

2003, for a combined twelve month amount of $18.9 million an increase of $0.3 million, or 1.6% as compared to the twelve months ended June 30, 2003 of $18.6 million. The increase in expense was primarily a result of increased outbound freight costs of $0.8 million partially offset by decreases in other selling expenses of $0.5 million. The reduction in other selling expenses include the reclassification of marketing expenses to general and administration of $0.3 million which were not reclassified for the Predecessor. As a percentage of net sales, selling and shipping expenses were unchanged at 24.3% during the twelve months ended June 30, 2004 and 24.3% during the comparable period in 2003.

                    General and administrative expenses. General and administrative expenses were $3.7 million for the eight months ended June 30, 2004 and $2.6 million for the four months ended October 31, 2003, for a combined twelve month amount of $6.3 million, a decrease of $1.3 million or 17.1%, from the twelve months ended June 30, 2003 of $7.6 million. The decrease is a result of the elimination of the Predecessor’s administrative costs, which aggregated $1.0 million for the eight months ended June 30, 2003 partially offset by the $0.3 million reclassification of marketing expenses to this caption. Marketing expenses of the Predecessor for the four months ended October 31, 2003 were not reclassified. As a percentage of net sales, general and administrative expenses decreased to 7.7% during the twelve months ended June 30, 2004 from 10.0% during the comparable period in 2003.

                    Depreciation and amortization. Depreciation and amortization expenses were $0.6 million for the eight months ended June 30, 2004 and $0.4 million for the four months ended October 31, 2003 for a combined twelve month amount of $1.0 million, a decrease of $0.7 million or 40.5% from the twelve months ended June 30, 2003 of $1.7 million. The decrease is primarily due to reduced depreciation and amortization during the four months ended October 2003 due to some depreciable and amortizable assets becoming fully depreciated or amortized and during the eight months ended June 30, 2004 due to the revaluation of the fixed assets to market value which resulted in less depreciation during the period. The elimination of the Predecessor’s depreciation and amortization of $0.2 million during the eight months ended June 30, 2004 and $0.1 million of the Ampro discontinued operations during the same period also contributed to the reduction in depreciation and amortization. As a percentage of net sales, depreciation and amortization expenses decreased to 1.3% during the twelve months ended June 30, 2004, compared to 2.3% during the twelve months ended June 30, 2003.

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

                    Interest expense. Net interest expense was $6.9 million for the eight months ended June 30, 2004 and $2.9 million for the four months ended October 31, 2003, for a combined twelve month amount of $9.8 million, an increase of $1.8 million, or 21.9% from the twelve months ended June 30, 2003, of $8.0 million. Of the increase in interest expense, $0.4 relates to the four months ended October 31, 2003 when the Predecessor’s borrowing levels and interest rates increased and $1.4 million relates to the increase in debt due to the purchase of operations of the Company in the eight months ended June 30, 2004. Of the increase in interest expenses, $1.0 million for the eight months ended June 30, 2004 is deferred and not currently due in cash. A substantial portion of the Company’s interest expense is based upon variable interest rates.

Increases in such rates will have a negative impact on operating performance and cash flow.

                    Income tax expense. Income tax expense of $0.7 million for the eight months ended June 30, 2004 and income tax expense of $0.044 million incurred during the four months ended October 31, 2003 for a combined income tax expense of $0.7 million increased $0.6 million from the tax expense for the twelve months ended June 30, 2003 of $0.1 million. The Company does not have a tax loss carry forward while the Predecessor had a tax loss carry forward which impacted its taxes for the four months ended October 31, 2003 and year ended June 30, 2003.

                    Discontinued operations. Loss from discontinued operations related to the Ampro operations totaled $0.5 million for the eight months ended June 30, 2004. Loss from discontinued operations, which related to the Predecessor’s Weed Wizard operations, was $0.1 million for the four months ended October 31, 2003 and the combined twelve months ended June 30, 2004 totaled $0.6 million. This is a decrease of $0.9 million or 62.9% from the twelve months ended June 30, 2003 of $1.5 million. The decrease in loss from discontinued operations results from the Company not assuming any obligations related to Weed Wizard offset by the loss from the Ampro division for the eight month period ended June 30, 2004.

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

Set forth below is certain unaudited quarterly financial information:

	Quarter Ended (in thousands)
	September 30, 2003 (Predecessor)	Month Ended October 31, 2003 (Predecessor)	2 months December 31, 2003	March 31, 2004	June 30, 2004	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005

Net sales	$14,517	$2,956	$6,985	$23,638	$29,438	$14,225	$10,873	$27,774	$30,125
Cost of sales	8,784	2,169	4,358	12,636	16,460	8,980	6,835	16,389	17,680

Gross profit	5,733	787	2,627	11,002	12,978	5,245	4,038	11,385	12,445
Selling, shipping, general and administrative and depreciation & amortization	6,813	2,013	3,226	6,508	7,655	5,872	4,855	7,508	8,875

Income (loss) from operations	(1,080)	(1,226)	(599)	4,494	5,323	(627)	(817)	3,877	3,570
Refinancing and transaction costs	(159)	—	—	—	(410)	—	—	—	—
Interest expense	(2,188)	(680)	(1,593)	(2,628)	(2,657)	(2,638)	(2,696)	(2,615)	(2,894)

Income (loss) from continuing operations before income taxes	(3,427)	(1,906)	(2,192)	1,866	2,255	(3,265)	(3,513)	1,262	676
Income tax benefit (expense)	5	(49)	758	(762)	(693)	1,004	1,135	(439)	(381)
Income (loss) from discontinued operations, net of taxes	(74)	(1)	(38)	187	(607)	—	—	336	37

Net income (loss)	$(3,496)	$(1,956)	$(1,472)	$1,291	$955	$(2,261)	$(2,378)	$1,159	$332

Net sales	100.0%	100.0%	100.0%	100.0%	100.0%	100%	100%	100%	100%
Cost of sales	60.5%	73.4%	62.4%	53.5%	55.9%	63.1%	62.9%	59.0%	58.7%

Gross profit	39.5%	26.6%	37.6%	46.5%	44.1%	36.9%	37.1%	41.0%	41.3%
Selling, shipping, general and administrative and depreciation & amortization	46.9%	68.1%	46.2%	27.5%	26.0%	41.3%	44.7%	27.0%	29.5%

Income (loss) from operations	(7.4%)	(41.5%)	(8.6%)	19.0%	18.1%	(4.4%)	(7.6%)	14.0%	11.8%
Refinancing and transaction costs	(1.1%)	—	—	—	(1.4%)	—	—	—	—
Interest expense	(15.1%)	(23.0%)	(22.8%)	(11.1%)	(9.0%)	(18.5%)	(24.8%)	(9.4%)	(9.6%)

Income (loss) from continuing operations before income taxes	(23.6%)	(64.5%)	(31.4%)	7.9%	7.7%	(22.9%)	(32.4%)	4.6%	2.2%
Income tax benefit (expense)	—	(1.7%)	10.9%	(3.2%)	(2.4%)	7.1%	10.4%	(1.6%)	(1.2%)
Gain/ (Loss) from discontinued operations, net of tax	(0.5%)	—	(0.6%)	0.8%	(2.1%)	—	—	1.2%	0.1%

Net income (loss)	(24.1%)	(66.2%)	(21.1%)	5.5%	3.2%	(15.8%)	(22.0%)	4.2%	1.1%

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

                    The Company’s cash flow is dependent on its sales which as previously noted are seasonal and significantly impacted by weather conditions during the key gardening season. A substantial portion of the Company’s sales are generated in the last two quarters of the Company’s fiscal year, and most significantly the last quarter of the fiscal year which ends June 30.

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

                    The Company has significant fixed requirements in the form of principal and interest requirements and believes it will have sufficient cash flow to meet these obligations as they come due. However, adverse weather and other factors could leave the Company with insufficient cash flows to meet these and other obligations.

                    At June 30, 2005, the Company had consolidated cash and short-term investments totaling $0.3 million, current assets of $36.7 million and working capital of $0.7 million. At June 30, 2004, the Company had consolidated cash and short-term investments totaling $0.4 million, current assets of $33.5 million and working capital of $1.4 million. The revolving credit facility has provisions whereby collections from customers be deposited into cash collateral accounts that directly pay down the revolving note payable and if the Company has a “Material Adverse Change” as determined by the lenders, the loan could become currently due and payable. As a result of these loans provisions, the Company has not classified any portion of the revolving credit facility as a long term debt.

                    Net cash provided by operating activities for the year ended June 30, 2005 of $1.0 million consisted primarily of the net loss of $3.2 million offset by non-cash charges of $8.0 million, increases in accounts receivable, inventories and other current assets of $3.6 million, decreases in accounts payable and accrued expenses of $0.2 million, (changes in working capital items). These changes results primarily from the matters discussed in the comparison of the year ended June 30, 2005 compared to the eight months ended June 30, 2004 and four months ended October 31, 2003 (Predecessor) combined.

                    Net cash used in investing activities for the year ended June 30, 2005 of $1.6 million is primarily due to the capital purchases of equipment and package design costs.

                    Net cash provided by financing activities for the year ended June 30, 2005 of $0.6 million is primarily due to funding the cash used in operating and investing activities of $0.5 million and an increase in debt of $0.1 million.

                    The Company’s operations are not capital intensive and accordingly funding capital expenditures does not require high levels of cash flow or significant financing arrangements. The Company does however require cash flows to finance new product development.

                    The Company and its parent, EYAS International, Inc., and their subsidiaries have entered into four credit arrangements to finance the acquisition of the operations and to provide working capital. The Company also assumed from the Predecessor an obligation for the Junior Subordinated Debentures and related obligations.

                    On April 27, 2004, the Company and its parents and subsidiaries entered into a senior credit facility with La Salle Business Credit, L.L.C. who is the Agent for and one of the lenders on the facility. The asset based lending revolving credit facility has a maturity date of September 30, 2006. The facility has a maximum borrowing level of $25 million. The facility is secured by all the assets of the Company and it’s parents and subsidiaries. The actual borrowing level is limited based upon having eligible accounts receivable, inventory and for parts of the year, the seasonal availability amount.

Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 3.25% as of June 30, 2005. The actual interest rate on the facility at June 30, 2005 was 6.25%. The facility has various financial covenants including minimum EBITDA,EBITDA is Earnings Before Interest, Taxes, Depreciation and Amortization, minimum EBITDA to pay interest on the Junior Subordinated Debentures, a Fixed Charge Coverage Ratio, a Maximum Senior Leverage Ratio and limits on Capital Expenditures. The Company did not meet the financial covenants of the Senior Leverage Ratio and the minimum EBITDA at June 30, 2005. The senior lenders have waived the missed covenants at June 30, 2005 and reset other covenants through June 30, 2006. The senior leaders and the Company agreed that the maturity of the loans would be moved to September 30, 2006 from October 29, 2008 for the term loans and from April 27, 2007 for the revolving credit facility. Additionally the senior lenders have required the Company to hire an investment banker to explore strategic alternatives to repay the term loan, increased interest rate on the term loan by 2% per annum and 0.5% per annum on the revolving credit facility under certain conditions. A performance fee of $2 million is earned on the term loan and due at the repayment of the loan. The performance fee will be reduced in part or in total if certain conditions are met. The revolving credit lender has required a repayment fee of up to $250,000 under certain conditions.

                    The second credit facility was entered into on October 29, 2003 and is with CapitalSource Finance LLC. This facility includes two term loans. Term Loan A in the amount of $14,315,000 of which $14,000,000 has been borrowed and Term Loan B in the amount of $9,713,750 of which $9,500,000 has been borrowed. Both Term Loans A and B mature on September 30, 2006 and are secured by all of the assets of the Company and it’s parents and subsidiaries. Term Loan A bears interest at the greater of 5.75% over the prime rate or 10% as of June 30, 2005 and has monthly repayment of principal of $104,167 per month in year one, $166,667 per month in year two and $291,667 per month in year. These amounts are reduced by mandatory pre-payments as described in the fourth following sentence. Term Loan B bears interest at the greater of 8.75% over the prime rate or 13% plus 7.0% of interest which is to be paid at the maturity of Term Loan B. Since such interest is not due until maturity, it is considered non-cash interest in the current period and included in long term liabilities. The actual variable interest rates on the facility at June 30, 2005 were 11.76% for Term Loan A and 14.76% for Term Loan B. Term Loans A and B also require mandatory pre-payments of the excess cash flow as defined in the loan agreements. The principal reduction ranges from 50% to 75% of the excess cash flow generated by the Company. The Company made a mandatory pre-payment of $2,300,000 for the quarter ended March 31, 2005. The mandatory pre-payment for the year ended June 30, 2005 is $800,000 less than the amount paid for the March 31, 2005 quarter. The Company has not yet decided if it will request from the lender repayment of the overpayment. The facility has financial covenants identical to those of the revolving credit facility described above.

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

                    The third credit facility the Company entered into was two subordinated loan agreements, one with the Predecessor aggregating $1,600,000 plus accrued interest and one with Central Garden & Pet Company aggregating $2,675,000 plus accrued interest. The subordinated Predecessor loan is the more junior of the subordinated loans. Both of these subordinated loans bear interest at 9% per annum. Interest is payable at maturity, on April 29, 2008. Since such interest is not due until maturity, it is considered non-cash in the current period and included in long term liabilities. The Predecessor’s loan has a repayment feature based upon excess cash flow as defined in the second credit facility described in the second preceding paragraph. The $2,675,000 subordinated note gives the holder of the note the right to convert the note plus accrued interest into a 49% ownership interest in the Company.

                    The fourth credit facility is the Company’s assumption from the Predecessor, certain of the Predecessor’s obligations under the Junior Subordinated Debentures that were originally issued to U.S. Home & Garden Trust I, a wholly owned subsidiary of the Predecessor. Concurrent with this assumption, the name of U.S. Home & Garden Trust I was changed to Easy Gardener Products Trust I (the “Trust”), which is a wholly owned subsidiary of the Company. The purpose of the Trust is to hold as an asset, the Junior Subordinated Debentures that is a liability of the Company owed to the Trust and to reflect the Trust’s obligation to the Company for the 78,000 common securities outstanding with a liquidation value of $25 per common share, with a face value of $1,950,000 and the obligation of the Trust for the 2,530,000 of 9.40% Cumulative Trust Preferred Securities with a liquidation value of $25 per security (the “Trust Preferred Securities”), having a total face value at the date of issuance to the public of $63,250,000. The common securities and Trust Preferred Securities are collectively referred to as the “Trust Securities”. In accordance with FASB Interpretation No. 46 with Revisions, the Trust has not been consolidated in the Company’s financial statements. Accordingly, the Company’s financial statements include in other assets, its interest in the common shares of the Trust, the 9.40% Cumulative Trust Preferred Securities it acquired and the deferred interest on such securities. The Trust Preferred Securities were first issued in a public offering in 1998. The Junior Subordinated Debentures are the only assets of the Trust and have a face value of $65,200,000 an interest rate of 9.40% and mature on April 15, 2028. Distribution of interest on the Junior Subordinated Debentures are payable monthly in arrears to the Trust. The Trust Preferred Securities are subject to mandatory redemption upon the repayment of the Subordinated Debentures at a redemption price equal to the aggregate liquidation amount of the securities plus any accumulated and unpaid distributions. The Junior Subordinated Debentures mature in total on April 15, 2028, but may be redeemed at the option of the Company at any time.

                    During the year ended June 30, 2004 a prior lender of the Predecessor exercised their right to acquire 94,875 shares of the Trust Preferred Securities at an exercise price of $9.00 per share. The option agreement provided for a cashless exercise which was used for this transaction. The Company received back 37,620 shares of the option securities, which based on the market value of such shares at the exercise date of $22.70 per share, represents the total exercise price of the option of $854,000. The 37,620 shares are now reflected as Treasury shares owned by the Company. The effect on liquidity is to increase interest expense by approximately $11,000 per month as a result of having 57,255 additional shares outstanding and to reduce the number of shares outstanding at maturity by 37,620. During July 2004 a prior lender of the Predecessor exercised their right under the second option agreement to acquire 94,875 shares of the Trust Preferred Securities at an exercised price at the date of exercise of $2.54 per share. Under this agreement, the prior lender is forgoing monthly cash interest on the shares. This results in the exercise price being reduced by approximately $.20 each month. The prior lender used the cashless exercise provision of the agreement for this transaction. The Company received back 10,733 shares of the option securities, which based on the market value of such shares at the exercise dates of $22.36 and $22.46 per share, represents the total exercise price of $241,000. The 10,733 shares are now reflected as Treasury shares owned by the Company.

                    Interest on the Junior Subordinated Debentures can be deferred for a period not to exceed 60 consecutive months with no change in the rights of the lenders. During any such deferral period, interest on the Trust Preferred Securities will accrue and compound monthly at an annualized rate of 9.40% and, subject to certain exceptions, the Company may not declare or pay distributions on its capital or debt securities that rank equal to or junior to the Subordinated Debentures.

                    The Company announced in early August 2004 that it had informed the Trustee for the Amended and Restated Junior Subordinated Indenture, under which the Trust Preferred Securities were issued, that in accordance with Section 3.11 of the Indenture, it has exercised its right to defer (not cancel) the monthly interest payments commencing with the August 2004 payment. The Company has not determined the length of time it will exercise its rights to defer the monthly interest. Since the deferred interest plus interest thereon is not currently due, as it can be deferred for a period up to 60 months from August 15, 2005, such interest is considered non-cash interest in the current period and included in long term liabilities.

                    As a result of the Predecessor’s loan covenant violations, the opinion of its certified public accountants on its consolidated financial statements included in Part II, Item 8 as of June 30, 2003 and 2002 for each of the three years in the period ended June 30, 2003 included an explanatory paragraph due to the uncertainty of its ability to obtain financing at a commercially reasonable rate, which raised doubt about the Predecessor’s ability to continue as a going concern.

Commitments

                    The Company leases office and warehouse space, certain office equipment, forklifts and automobiles under operating leases expiring through 2009. The future minimum annual lease payments under these non-cancelable operating leases are as follows:

Year Ended June 30,	Amount

2006	$252,000
2007	53,000
2008	43,000
2009	27,000
2010	3,000

$378,000

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

                    Trademarks. The Company obtained trademarks as part of the assets it acquired. The trademarks are estimated to have an indefinite life and are not being amortized. The fair value of the assets could vary significantly over time and different assumptions and estimates could result in different valuations.

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

New Accounting Pronouncements

                    In December 2003, the Financial Accounting Standards Board (FASB) revised Statements of Financial Accounting Standards (SFAS) No. 132, Employers Disclosures about Pensions and Other Postretirement Benefits – an amendment of FASB Statements No. 87, 88, and 106. Amended SFAS No. 132 requires additional disclosures to those in the original SFAS No. 132 about the assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined postretirement plans. The provisions of the statement are effective for fiscal years ending after December 15,2003 and the interim period disclosures are effective for interim periods beginning after December 31, 2003. The amendments to SFAS No. 132 did not have an effect on the Company’s financial statements.

                    In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151 entitled Inventory Costs – an amendment of ARB No. 43, Chapter 4. This Statement, which is effective for fiscal years beginning after June 15, 2005, clarifies the accounting for inventory costs, in particular abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). The Company is reviewing the implications of this Statement on its financial reporting and does not expect that it will have an effect on its financial statements.

Inflation

                    Inflation has historically not had a material effect on the Company’s or Predecessor’s operations.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

                    As a result of its variable rate revolving credit line and term debt, the Company is exposed to the risk of rising interest rates. The Company also has minor exposure to changes in foreign exchange rates. A 1% point increase in the variable interest rate as the beginning of the year would have increased interest expense by $338,000. The following table provides information on the Company’s fixed maturity debt as of June 30, 2005 that are sensitive to changes in interest rates.

                    The Revolving Credit Facility with LaSalle Business Credit L.L.C. had a variable interest rate of 6.25% for the period ended

June 30, 2005	$18.1 million

                    The Term Loan A with Capital Source Finance, LLC had a variable interest rate of 11.76% for the period ended

June 30, 2005	$9.1 million

                    The Term Loan B with Capital Source Finance, LLC had a variable interest rate component of 14.76% for the period ended

June 30, 2005	$10.7 million

Item 8.	Financial Statements and Supplementary Data.

                    This information appears in a separate section of this report following Part IV.

Item 9.	Changes in and Disagreement with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures

(a)

Evaluation of disclosure controls and procedures. As of the end of the period covered by this report, as carried out an evaluation, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. Based on the evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings at the reasonable assurance level.

(b)

Changes in internal control over financial reporting. There has been no changes in the Company’s internal control over financial reporting that occurred during the year ended June 30, 2005 that has materially affected or is reasonably likely to materially affect the internal controls over financial reporting.

Part II.

Item 10.	Directors and Executive Officers of the Registrant.

                    The Registrant is a limited partnership. EG Product Management LLC, a general partner, owns 1% of the Registrant and EG, LLC (Nevada) a limited partner, owns 99% of the Registrant. Both EG Product Management LLC and EG, LLC are wholly owned by EYAS International, Inc.

Name	Age	Position

Richard M. Grandy	59	Director and President, EYAS International Inc. Manager, EG Product Management LLC, EG LLC, and Easy Gardener Products, Ltd.
Wayne G. Fethke	59	Director, EYAS International, Inc.
David D. Harper	53	Director, EYAS International, Inc.
Sheila Jones	50	Vice President, EYAS International, Inc., EG Product Management LLC, and Easy Gardener Products, Ltd.
Richard M. Kurz	63	Director and Chief Financial Officer, EYAS International, Inc., Manager and CFO EG Product Management LLC and Easy Gardener Products, Ltd.

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

                     Wayne G. Fethke, has served as Director since the entities commenced operations effective November 1, 2003. Mr Fethke has been involved with various private equity companies with investments in both consumer durable and industrial companies since July 2000 and is seeking to acquire companies in the consumer durable industry. From 1977 to April 2000, Mr. Fethke was employed as chief executive officer of Fiskars, Inc., a manufacturer of consumer durables, including scissors, knives, garden products, floor mats and tools. Mr. Fethke founded Fiskars USA in 1977. From 1974 to 1977, he was the manufacturing manager of Di-Arco Division, of Houdaille Industries, a manufacturer of metal forming machine tools. Prior to 1974, he was employed as the Supervisor of Industrial Engineering of the Browning Division of Emerson Electric.

                    David D. Harper has served as Director since November 2004. Mr. Harper has been a co-owner and acting President of D&D Business Enterprises, Inc. since 2001. Mr. Harper has held various senior management positions with publicly traded companies. Mr. Harper’s experience include Chief Operations Officer of Egarden.Com from 2001 through 2003 and executive vice president of U.S. Home & Garden from 1998 to 2004. Mr. Harper has extensive sales and marketing experience and has also been a consultant. He has in-depth expertise in the lawn and gardening consumer products industry. From 1995 to May 1998 he was an independent consultant within the lawn and garden industry where his clients included selected manufacturers, distributors, retailers and industry associations. From 1975 to 1994, he was employed by Monsanto Company in a variety of positions of increasing responsibility. From 1998 to 1994, Mr. Harper headed Monsanto’s efforts to introduce its Roundup product line and the creation of its Solaris division with Monsanto’s acquisition of Ortho Consumer Products in 1993.

                    Sheila Jones, has served in the capacities noted above since the entities commenced operations effective November 1, 2003. She has been vice president of Easy Gardener, Inc. since July 1997 and has also served as its general manager since U.S. Home & Garden, Inc.’s acquisition of Easy Gardener, Inc.’s assets in September 1994. Prior to that acquisition, Ms. Jones was employed by Easy Gardener, Inc.’s predecessor from its inception in September 1983, where she advanced to the positions of vice president and general manger. From April 1977 to September 1983, she was employed by International Spike, Inc., a manufacturer and marketer of fertilizer spikes, where she held various project management positions.

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

Voting Security Ownership of Principal Beneficial Owners and Management of Easy Gardener Products, Inc.

                    EYAS International Inc. has outstanding 267,500 shares of common stock. The following table sets out the number of shares of EYAS International Inc. that are beneficially owned, as of the closing, by:

•	each person known to be the owner of more than 5% of the outstanding shares of common stock of EYAS;

•	each director;

•	each executive officer; and

•	all executive officers and directors as a group

Name Of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Richard M. Grandy	115,800	43.30%

Richard M. Kurz	10,000	3.74%

Wayne G. Fethke	25,000	9.35%

Sheila Jones	14,000	5.23%

David D. Harper	8,000	2.99%

Andrew Loberger	18,000	6.73%

All officers and directors as a group (five persons)	172,8000	64.61%

                    The shares for Mr. Grandy include 88,800 shares owned by the Grandy Partnership, Ltd. And 27,000 shares held in Mr. Grandy’s IRA.

                    Unless otherwise noted, the Company believes that all of the persons named in the table have sole voting and investment power with respect to all shares of common stock of EYAS beneficially owned by them.

As described earlier in this report, Central Garden & Pet Company, a subordinated lender, has the right to convert it’s subordinated loan plus accrued interest into a 49% ownership interest in the Company. The Company has also given Central Garden & Pet Company an option, which is exercisable after October 29, 2006, to purchase the remaining 51% interest in the Company.

Item 11.	Executive Compensation.

                    The following table discloses the compensation awarded by the Company since it commenced operations on November 1, 2003 to the three executive officers noted below. While these individuals have various positions within the various affiliates of the Company as noted in Item 10, their only compensation comes from the Company.

Summary Compensation Table

			Annual Compensation		Long-Term Compensation

Name and Principal Position	Year		Salary ($)	Bonus ($)	Securities Underlying Options (#)	All Other Compensation($) (1)

Richard M. Grandy	2004	(2)	$230,200	$0	None	$6,146
	2005		$345,500	$250	None	$4,417

Sheila Jones	2004	(2)	$114,785	$7,022	None	—
	2005		$181,687	$250	None	—

Richard M. Kurz	2004	(2)	$133,333	$8,000	None	$5,940
	2005		$205,250	$250	None	$4,272

(1)

Represents Company contributions to the Named Officers 401(k) / profit sharing accounts. Excludes certain perquisites that did not exceed the lesser of $50,000 or 10% of the combined bonus and salary of the named officers.

(2)	Represents the eight months including November 03 through June 04.

Committees of the Board of Directors

                    The Board of Directors has established the following committees:

Audit Committee

                    The Audit Committee, which consists entirely of independent directors, assists the Board in monitoring the quality and integrity of the financial statements, the financial reporting processes and the systems of internal accounting and financial controls of EYAS International, Inc. It also monitors compliance with legal and regulatory requirements and adherence to the Code of Conduct and Ethics, as well as the independence, qualifications and performance of EYAS’ independent auditor. The audit committee hires the independent auditor and pre-approves the fees of the auditor and once services have been pre-approved meets with management and the auditor on a periodic basis regarding the services provided. The audit committee has received written disclaimers from the independent auditor stating that the auditor is independent. Based on the audit committee’s discussions as described above, they have recommended to the Board of Directors that the audited financial statements be included in the Company’s annual report on Form 10-K. The committee is currently comprised of Mr. Fethke as chairman and Mr. Harper.

Compensation Committee

                    The Compensation Committee, which consists entirely of independent directors, is responsible for determining CEO compensation, approving corporate goals and objective relevant to CEO compensation, and evaluating CEO performance. It also approves the salaries and incentive awards of executive officers, as well as oversees and advises the Board on the adoption of policies that govern EYAS’ compensation programs, including benefit plans. The Compensation Committee is comprised of Mr. Harper as Chairman and Mr. Fethke.

Executive Committee

                    The Executive Committee acts on behalf of the Board, except with respect to executive compensation, when specific action must be taken between Board meetings. The Executive Committee is comprised of Mr. Fethke, Chairman and Mr. Grandy and Mr. Kurz.

Strategy Committee

                    The Strategy Committee acts on behalf of the Board in developing strategies to grow the company and meet it’s budget goals relative to Management and Lender expectations. The Strategy Committee is comprised of Mr. Grandy, Chairman, and Mr. Fethke and Mr. Harper.

Compensation Committee Interlocks and Insider Participation in the Compensations Decisions.

                    The Compensation Committee is comprised of Mr. Fethke and Mr. Harper. During the fiscal year ended June 30, 2005, none of the Company’s executive officers served on the Board of Directors or the compensation committee of any other entities.

Director Compensation

                    For compensation as members of the Board of Directors and Committees of the Board of Directors, Mr. Fethke receives $60,000 per year and Mr. Harper receives $48,000 per year.

Executive Officers are not separately compensated for their Board of Director responsibilities.

Code of Ethics

                    The Company has adopted a code of business conduct applicable to its executive officers, directors and all other employees. The Code is available to each employee and copies are on file in the human resources department.

Item 14.	Principal Accountant Fees and Services.

Audit Fees.

                    Fees billed for professional services by the principal accountant for the audit of the Company’s financial statements as of June 30, 2005 and June 30, 2004, review of financial statements included in the Company’s Form 10-Q’s and review of employees benefits filings are included in Audit-Related fees. The fees billed for tax reviews and planning are included in tax fees.

	2005	2004

Audit-Related Fee	$149,000	$151,000

Tax Fees	None	$10,000

All Other Fees	None	None

All fees of the principal accountant are approved by the Audit Committee.

Part IV.

Item 15.		Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	(1)	Financial Statements.

		The Financial Statements and Index follow this

(2)	Financial Statement Schedule.

Schedule II-Valuation and Qualifying Accounts.

(3)	Exhibits

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
10.22

Pledge Agreement entered into as of October 29, 2003, by and between CapitalSource Finance, LLC, as administrative, payment and collateral agent for the Lenders under the Term Loan and Security Agreement, and EG, L.L.C.***

10.23

Pledge Agreement entered into as of October 29, 2003, by and between CapitalSource Finance, LLC, as administrative, payment and collateral agent for the Lenders under the Term Loan and Security Agreement, and EYAS International, Inc.***

10.24

Central Garden Pledge Agreement, as Exhibit B to Subordination Agreement, entered into as of October 29, 2003, by and between CapitalSource Finance LLC, as administrative, payment and collateral agent for the Lenders under the Term Loan and Security Agreement, and Central Garden & Pet Company.***

10.25

Pledge Agreement entered into as of October 29, 2003, by and between CapitalSource Finance, LLC, as administrative, payment and collateral agent for the Lenders under the Term Loan and Security Agreement, and NBU Group, LLC.***

10.26

Pledge Agreement entered into as of October 29, 2003, by and between Capital Source Finance, LLC, as administrative, payment and collateral agent for the Lenders under the Term Loan and Security Agreement, and Weatherly Consumer Products, Inc.***

10.27

Acknowledgement of Intellectual Property and Collateral Lien dated as of October 29, 2003, by and among Easy Gardener Products, Ltd., as Borrower, EYAS International, Inc., EG, L.L.C., E G Product Management, L.L.C., Weatherly Consumer Products Group, Inc., Weatherly Consumer Products, Inc., and NBU Group, LLC, each as Guarantor, in favor of Capital Source Finance LLC, as administrative agent and collateral agent under the Loan Agreement.***

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

** Incorporated by the reference to the applicable exhibit filed with the Registrant’s Form 8-K November 13, 2003.

*** Incorporated by reference to the applicable exhibit filed with the registrant’s Form 10-Q for the quarter ended March 31, 2004.

SIGNATURES

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned there unto duly authorized.

Easy Gardener Products, Ltd.

(Registrant)
	By:	/s/ Richard Grandy

Manager / CEO
Dated: October 25, 2005

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Richard M. Grandy	Manager / CEO	October 25, 2005

Richard M. Grandy

/s/ Richard Kurz	Manager / CFO	October 25, 2005
(Principal Financial and Accounting
Richard Kurz	Officer)

/s/ Wayne Fethke	Director	October 25, 2005

Wayne Fethke

/s/ David Harper	Director	October 25, 2005

David Harper