Form 10-Q
period 2005-09-30
EASY GARDENER PRODUCTS LTD
filed 2005-11-15
CIK 1210936

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from__________to__________

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

Not applicable, registrant is a limited partnership

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2005	June 30, 2005

	(Unaudited)
Assets

Current:
Cash and cash equivalents	$334,000	$290,000
Accounts receivable, less allowance for doubtful accounts of $153,000	10,556,000	27,932,000
Inventories	7,329,000	7,530,000
Prepaid expenses and other current assets	627,000	782,000

Total Current Assets	18,846,000	36,534,000

Property and Equipment, net of accumulated depreciation of $2,303,000 and $1,971,000	3,035,000	3,271,000

Deferred Financing Costs, net of accumulated amortization of $522,000 and $400,000	1,038,000	1,159,000

Intangible Assets:
Goodwill	48,174,000	48,174,000
Trademarks	23,587,000	23,587,000
Non-compete agreements, net of accumulated amortization of $389,000 and $338,000	1,181,000	1,232,000
Package tooling costs, net of accumulated amortization of $1,067,000 and $920,000	695,000	799,000
Other intangible assets, net of accumulated amortization of $175,000 and $152,000	801,000	824,000

Other Assets	4,026,000	3,905,000

Total Assets	$101,384,000	$119,485,000

See accompanying notes to consolidated financial statements.

1

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Balance Sheets

	September 30, 2005	June 30, 2005

	(Unaudited)
Liabilities and Capital

Current:
Revolving credit facility	$7,803,000	$18,093,000
Accounts payable	6,356,000	7,819,000
Outstanding checks in excess of book balance	605,000	1,483,000
Accrued rebates	1,185,000	2,239,000
Accrued expenses	2,539,000	4,286,000
Current debt	19,756,000	2,243,000

Total Current Liabilities	38,244,000	36,163,000

Long Term Debt	5,159,000	22,605,000

Deferred Tax Liability	8,655,000	10,060,000

Junior Subordinated Debentures, net of discount of $20,660,000 and $20,689,000	52,068,000	50,356,000

Total Liabilities	104,126,000	119,184,000

Commitments and Contingencies	—	—

Partners’ Capital (Deficit):

Capital	2,675,000	2,675,000

Accumulated deficit	(5,417,000)	(2,374,000)

Total Partners’ Capital (Deficit)	(2,742,000)	301,000

Total Liabilities and Partners’ Capital (Deficit)	$101,384,000	$119,485,000

See accompanying notes to consolidated financial statements.

2

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004

Net Sales	$12,697,000	$14,225,000
Cost of Sales	8,857,000	8,980,000

Gross Profit	3,840,000	5,245,000

Operating Expenses:
Selling and shipping	3,724,000	4,099,000
General and administrative	1,431,000	1,565,000
Depreciation and amortization	305,000	208,000

Total Operating Expenses	5,460,000	5,872,000

Loss From Operations	(1,620,000)	(627,000)

Interest expense	(2,827,000)	(2,638,000)

Loss Before Income Taxes	(4,447,000)	(3,265,000)

Income Tax Benefit	1,405,000	1,004,000

Net Loss	$(3,042,000)	$(2,261,000)

See accompanying notes to consolidated financial statements.

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three months Ended September 30, 2005	Three Months Ended September 30, 2004

Cash Flows from Operating Activities:

Net loss	$(3,042,000)	$(2,261,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Non-cash interest expense	1,885,000	1,314,000
Depreciation and other amortization	690,000	547,000
Loss on sale of equipment	8,000	—
Deferred income tax benefit	(1,405,000)	(682,000)
Changes in operating assets and liabilities:
Accounts receivable	17,376,000	13,625,000
Inventories	201,000	313,000
Prepaid expenses, refundable income taxes and other current assets	156,000	(228,000)
Other assets	—	57,000
Accounts payable and accrued expenses	(5,142,000)	(7,084,000)
Reversal of income taxes payable	—	(325,000)
Trademarks	—	(21,000)

Net Cash Provided by (Used in) Operating Activities of Continuing Operations	10,727,000	5,255,000

Cash Flows From Investing Activities:

Purchase of equipment	(125,000)	(498,000)
Proceeds from sale of equipment	5,000	—
Purchase of package design and tooling	(43,000)	(91,000)

Net Cash Used in Investing Activities	(163,000)	(589,000)

See accompanying notes to consolidated financial statements.

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	Three months Ended September 30, 2005	Three Months Ended September 30, 2004

Cash Flows From Financing Activities:

Net payments on revolving credit facility	$(10,291,000)	$(4,531,000)
Payments on long-term debt	(228,000)	(187,000)
Deferred financing costs	(1,000)	(37,000)

Net Cash Provided by (Used In) Financing Activities	(10,520,000)	(4,755,000)

Net increase in cash and cash equivalents from continuing operations	44,000	(89,000)

Net cash used in discontinued operations	—	233,000

Net increase in cash and cash equivalents	44,000	144,000

Cash and Cash Equivalents, beginning of period	290,000	441,000

Cash and Cash Equivalents, end of period	$334,000	$585,000

Supplemental Disclosure of Cash Flow
Information
Cash paid for interest	$985,000	$1,259,000
Cash paid for taxes	$4,000	$32,000

See accompanying notes to consolidated financial statements.

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

1.

The accompanying consolidated financial statements at September 30, 2005 and for the three months ended September 30, 2005 and the three months ended September 30, 2004 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the three months ended September 30, 2005 are not necessarily indicative of the results of operations for a full year.

2.	Refer to the audited consolidated financial statements for the year ended June 30, 2005, for details of accounting policies and detailed notes to the consolidated financial statements.

3.	Inventories consist of:

	September 30, 2005	June 30, 2005

Raw and packaging materials	$3,099,000	$2,980,000
Finished goods	4,230,000	4,550,000

	$7,329,000	$7,530,000

4.

All shipping and handling expenses are included in the selling and shipping caption and totaled approximately $1,746,000 and $1,932,000 for the three months ended September 30, 2005 and the three months ended September 30, 2004, respectively.

5.

The Company and its parent, EYAS International, Inc., and their subsidiaries have entered into four credit arrangements to finance the acquisition of the assets of the Predecessor and to provide working capital. The Company also assumed from the Predecessor its obligation under the Junior Subordinated Debentures and related obligations.

On April 27, 2004, the Company and its parents and subsidiaries entered into a senior revolving credit facility with the LaSalle Business Credit, L.L.C. who is the Agent for and one of the lenders on the facility. The asset based lending revolving credit facility has a maturity date of September 30, 2006. The facility has a maximum borrowing level of $25 million. The facility is secured by all the assets of the Company and it’s parents and subsidiaries. The actual borrowing level is limited based upon having eligible accounts receivable, inventory and for parts of the year, the seasonal availability amount. Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 3.25% as of June 30, 2005. The actual interest rate on the facility at September 30, 2005 was 6.25%. Effective October 1, 2005 the interest rate increased to prime plus 1.0%. When certain financing conditions are met the 0.5% increase will be eliminated. The facility has various financial covenants including minimum EBITDA, EBITDA is Earnings Before, Interest, Taxes, Depreciation, and Amortization, minimum EBITDA to pay interest on the Junior Subordinated Debentures, a Fixed Charge Coverage Ratio, a Maximum Senior Leverage Ratio and limits on Capital Expenditures. Additionally the senior

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

lenders have required as a condition of receiving waivers on the June 30, 2005 covenant defaults, that the Company hire an investment banker to explore strategic alternatives to repay the term loan, increased the interest rate on the term loan by 2% per annum and 0.5% per annum on the revolving credit facility under certain conditions. A performance fee of $2 million is earned on the term loan and due at the repayment of the loan. The performance fee will be reduced in part or in total if certain conditions are met.

The second credit facility was entered into on October 29, 2003 and is with CapitalSource Finance LLC. This facility includes two term loans. Term Loan A in the amount of $14,315,000 of which $14,000,000 has been borrowed and Term Loan B in the amount of $9,713,750 of which $9,500,000 has been borrowed. Both Term Loans A and B mature on September 30, 2006 and are secured by all of the assets of the Company and it’s parents and subsidiaries. Term Loan A bears interest at the greater of 7.75% over the prime rate or 10% as of September 30, 2005 and has monthly repayment of principal of $104,167 per month in year one, $166,667 per month in year two and $291,667 per month in year three. These amounts are reduced by mandatory pre-payments as described in the fourth following sentence. Term Loan B bears interest at the greater of 10.75% over the prime rate or 13% plus 7.0% of accrued interest which is to be paid at the maturity of Term Loan B. Since such interest is not due until maturity, it is considered non-cash interest in the current period. The actual variable interest rates on the facility at September 30, 2005 were 11.76% for Term Loan A and 14.76% for Term Loan B. Term Loans A and B also require mandatory pre-payments equal to 75% of the excess cash flow as defined in the loan agreements.

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

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

6.

The Company’s previous business combinations were accounted for using the purchase method. As a result of such combinations, the Company has recognized a significant amount of goodwill, which, in the aggregate, was $48,174,000 at September 30, 2005 and June 30, 2005. The balance of intangible assets acquired and related accumulated amortization were as follows:

	September 30, 2005
	Gross Carrying	Accumulated
	Amount	Amortization

Amortized Intangible Assets
Non-compete agreements	$1,570,000	$389,000
Package Tooling Costs	1,762,000	1,067,000
Other Intangible Assets	976,000	175,000

Total	$4,308,000	$1,631,000

Unamortized Intangible Assets
Trademarks	$23,587,000	$—

Amortization expense for all intangible assets and deferred financing amortization expense during the three months ended September 30, 2005 and the three months ended September 30, 2004 was $343,000, and $273,000, respectively. These amounts include deferred financing amortization expense during the three months ended September 30, 2005 and the three months ended September 30, 2004 of $122,000, and $63,000, respectively. Estimated amortization expense for each of the five succeeding fiscal years is as follows, such amounts include annual deferred financing amortization expense of $488,000 for the year ended June 30, 2006 and $122,000 for the year ended June 30, 2007.

Year Ended June 30,	Amount

2006	$1,369,000
2007	1,002,000
2008	879,000
2009	294,000
2010	294,000

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

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

	Three months ended September 30, 2005	Three months ended September 30, 2004

Net sales	100.0%	100.0%
Cost of sales	69.8%	63.1%

Gross profit	30.2%	36.9%

Selling and shipping	29.3%	28.8%
General and administrative	11.3%	11.0%
Depreciation and amortization	2.4%	1.5%

Loss from operations	(12.8%)	(4.4%)
Interest expense	(22.3%)	(18.6%)

Loss from operations before income tax	(35.1%)	(23.0%)
Income tax benefit	11.1%	7.1%

Net loss	(24.0%)	(15.9%)

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net sales.  Net sales decreased by $1,528,000, or 10.7%, to $12,697,000 during the three months ended September 30, 2005, from $14,225,000 during the three months ended September 30, 2004. Net sales are gross sales less adjustments for discounts, rebates, returns and allowances given to customers. The decrease in net sales was the result of a decrease in the volume of products sold to a significant customer of $1,587,000 as the customer reduced its inventory levels in the latter part of the quarter, a change for a significant customer of the Company no longer providing store service through an independent contractor but providing an allowance to the customer to provide its own store service of $366,000. Previously the store service costs were included in shipping and selling and are now recorded as a sales allowance reducing net sales. Also impacting the quarter is an increase in discounts to a customer of $110,000 there reductions in net sales were partially offset by increases in volume of products sold to other customers of $535,000.

Cost of sales.   Cost of sales decreased by $123,000, or 1.4% to $8,857,000 for the three months ended September 30, 2005 from $8,980,000 during the three months ended September 30, 2004. The decrease was a result of decreases in the volume of products sold of $527,000 offset in part by increased inbound freight and other plant costs of $207,000 and reduced production volume of $197,000. Cost of sales as a percentage of net sales increased to 69.8% during the three months ended September 30, 2005 from 63.1% during the comparable period in 2004 as a result of the increase in costs described above. Depreciation and amortization expense included in cost of sales for the three months ended September 30, 2005 and 2004 was $386,000, and $311,000, respectively.

Gross profit.  Gross profit decreased by $1,405,000, or 26.8%, to $3,840,000 for the three months ended September 30, 2005 from $5,245,000 during the three months ended September 30, 2004. Gross profit as a percentage of net sales decreased to 30.2% during the three months ended September 30, 2005, from 36.9% during the comparable period in 2004. This decrease in gross profit dollars and decrease as a percentage of net sales resulted from the matters described above.

Selling and shipping expenses.  Selling and shipping expenses decreased by $375,000, or 9.1% to $3,724,000 during the three months ended September 30, 2005 from $4,099,000 during the three months ended September 30, 2004. Of this decrease in expense, $160,000 was attributable to decreased sales volume of an allowance now paid to a customer in place of store service fees of $366,000, offset by increased tradeshow and related expenses of $151,000.As a percentage of net sales, selling and shipping expenses increased to 29.3% during the three months ended September 30, 2005 from 28.8% during the comparable period in 2004.

General and administrative expenses.  General and administrative expenses decreased by $134,000 or 8.6%, to $1,431,000 during the three months ended September 30, 2005 from $1,565,000 during the three months ended September 30, 2004. This decrease is the result of reduced employee related costs and other expenses of $29,000 and by a favorable currency exchange rate recalculation of $105,000. As a percentage of net sales, general and administrative expenses increased to 11.3% during the three months ended September 30, 2005 from 11.0% during the comparable period in 2004.

Depreciation and amortization.  Depreciation and amortization expenses increased by $45,000 or 21.6% to $253,000 during the three months ended September 30, 2005 from $208,000 during the three months ended September 30, 2004. This increase was primarily due to purchases of depreciable assets during the last fiscal year. As a percentage of net sales, depreciation and amortization expenses increased to 2.0% during the three months ended September 30, 2005 from 1.5% during the comparable period in 2004.

Loss from operations. Loss from operations increased by $941,000 or 150.1% to $1,568,000 during the three months ended September 30, 2005, from $627,000 during the three months ended September 30, 2004. The increased loss from operations was primarily due to decreased gross profit offset in part by reductions in other operating expenses as noted above. As a percentage of net sales, loss from operations increased to 12.3% for the three months ended September 30, 2005 from 4.4 % during the comparable period in 2004.

Interest expense. Interest expense increased $189,000, or 7.2% to $2,827,000 during the three months ended September 30, 2005, from $2,638,000 during the three months ended September 30, 2004. Interest on the revolving credit facility increased $62,000 as a result of increased interest rates. Interest expense on the term loans increased $35,000 as a result of higher interest rates offset in part by reduced borrowing levels. The Company has approximately $19,728,000 in term loans outstanding at September 30, 2005 compared to $22,893,000 at September 30, 2004. The interest expense of the Company on its term loans for the three months ended September 30, 2005 was $888,000 of which $192,000 is due on September 30, 2006 and is considered non-cash interest in the current period. Interest expense on the term loans for the three months ended September 30, 2004 was $853,000, including non-cash interest of $179,000, which is due on September 30, 2006. The Company also has two subordinated loans, with non-cash interest expense in the current period. The interest expense decreased $5,000, to $102,000 during the three months ended September 30, 2005 from $107,000 during the three months ended September 30, 2004 due to an interest expense adjustment during the period. Interest on the subordinated loans is due in cash on May 29, 2009 when the loans mature. Net interest on the Junior Subordinated Debentures increased $86,000 to $1,590,000 from $1,590,000 in the comparable quarter as a result of the interest expense on the deferred interest. The interest related to the Junior Subordinated Debentures is included in non-cash interest during the three months ended September 30, 2005. As permitted by the Amended and Restated Junior Subordinated Indentures, the Company has elected to defer payment of the interest on the Junior Subordinated Debentures beginning in August 2004. While the interest payment is deferred, the interest continues to be accrued and is included in the caption Junior Subordinated Debentures. By deferring the interest payment on the Junior Subordinated Debentures, the Company has improved its cash flow by the amount of interest deferred. This improvement will exist until the deferred interest is paid. Miscellaneous interest expense decreased $11,000 mainly on borrowing in the UK. The total non-cash interest for the September 30, 2005 quarter was $1,884,000. A portion of the Company’s interest expense is based upon variable interest rates. Increases in such rates would have a negative impact on operating performance and cash flow. As a percentage of net sales, interest expense increased to 22.3% for the three months ended September 30, 2005 from 18.5% during the comparable period in 2004.

Income taxes. The income tax benefit increased by $401,000, or 39.9% to $1,405,000 during the three months ended September 30, 2005 from $1,004,000 during the three months ended September 30, 2004 primarily as a result of reduced income from continuing operations.

Net Loss. Net loss increased by $781,000, or 34.5% to $3,042,000 during the three months ended September 30, 2005 from a net loss of $2,261,000 during the three months ended September 30, 2004. The increased in net loss is due to the matters described above. As a percentage of net sales, net loss increased to 24.0% for the three months ended September 30, 2005 from 15.9% during the comparable period in 2004.

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

The Company is below the minimum EBITDA level required by the senior lenders to continue to pay the interest on the Junior Subordinated Debentures. As permitted by the Amended and Restated Junior Subordinated Indenture, the Company has notified the Trustee that it has exercised its right to defer (not cancel) the monthly interest payment commencing with the August 2004 payment. The Trustee uses the interest on the Junior Subordinated Debentures to pay the interest on the 9.40% Cumulative Trust Preferred Securities. At September 30, 2005, the Company had cash and short-term investments totaling $334,000 and a working capital deficit of $2,372,000. At June 30, 2005, the Company had cash and short-term investments totaling $290,000 and working capital of $371,000. The change in working capital deficit for the three months ended September 30, 2005 of $2,743,000 was primarily attributable to the net loss of $4,395,000 for the three months ended September 30, 2005.

Net cash provided by operating activities for the three months ended September 30, 2005 was $10.7 million resulting from an increase in inventory, accounts receivable, prepaid expenses and other current assets of $17.8, offset in part by a net loss from continuing operations of $4.4 million, such loss was reduced by non-cash interest expense, depreciation and amortization expense and deferred income tax benefit of $2.5 million, and a decrease in accounts payable and accrued expenses of $5.1 million. These changes are generally consistent with the seasonal nature of the Company’s business.

Net cash used in investing activities for the three months ended September 30, 2005 of $0.2 million is due to capital purchases of equipment and package tooling costs.

Net cash used in financing activities for the three months ended September 30, 2005 of $10.5 million is primarily due to repayments on the revolving credit facility of $10.3 million and principal payments on the term loan of $0.2 million.

The Company and its parent, EYAS International, Inc., and their subsidiaries have entered into four credit arrangements to finance the acquisition of the assets of the Predecessor and to provide working capital. The Company also assumed from the Predecessor its obligation under the Junior Subordinated Debentures and related obligations.

On April 27, 2004, the Company and its parents and subsidiaries entered into a senior revolving credit facility with the LaSalle Business Credit, L.L.C. who is the Agent for and one of the lenders on the facility. The asset based lending revolving credit facility has a maturity date of September 30, 2006. The facility has a maximum borrowing level of $25 million. The facility is secured by all the assets of the Company and it’s parents and subsidiaries. The actual borrowing level is limited based upon having eligible accounts receivable, inventory and for parts of the year, the seasonal availability amount. Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 3.25% as of June 30, 2005. The actual interest rate on the facility at September 30, 2005 was 6.25%. Effective October 1, 2005 the interest rate increased to prime plus 1.0%. When certain financing conditions are met the 0.5% increase will be eliminated. The facility has various financial covenants including minimum EBITDA, EBITDA is Earnings Before, Interest, Taxes, Depreciation, and Amortization, minimum EBITDA to pay interest on the Junior Subordinated Debentures, a Fixed Charge Coverage Ratio, a Maximum Senior Leverage Ratio and limits on Capital Expenditures. Additionally the senior lenders have required as a condition of receiving waivers on the June 30, 2005 covenant defaults, that the Company hire an investment banker to explore strategic alternatives to repay the term loan, increased interest rate on the term loan by 2% per annum and 0.5% per annum on the revolving credit facility under certain conditions. A performance fee of $2 million is earned on the term loan and due at the repayment of the loan. The performance fee will be reduced in part or in total if certain conditions are met.

The second credit facility was entered into on October 29, 2003 and is with CapitalSource Finance LLC. This facility includes two term loans. Term Loan A in the amount of $14,315,000 of which $14,000,000 has been borrowed and Term Loan B in the amount of $9,713,750 of which $9,500,000 has been borrowed. Both Term Loans A and B mature on September 30, 2006 and are secured by all of the assets of the Company and it’s parents and subsidiaries. Term Loan A bears interest at the greater of 7.75% over the prime rate or 10% as of September 30, 2005 and has monthly repayment of principal of $104,167 per month in year one, $166,667 per month in year two and $291,667 per month in year three. These amounts are reduced by mandatory pre-payments as described in the fourth following sentence. Term Loan B bears interest at the greater of 10.75% over the prime rate or 13% plus 7.0% of interest which is to be paid at the maturity of Term Loan B. Since such interest is not due until maturity, it is considered non-cash interest in the current period. The actual variable interest rates on the facility at September 30, 2005 were 11.76% for Term Loan A and 14.76% for Term Loan B. Term Loans A and B also require mandatory pre-payments equal to 75% of the excess cash flow as defined in the loan agreements.

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

Commitments

The Company leases office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2010. The future minimum annual lease payments under these non-cancelable operating leases are as follows:

Year Ended June 30,	Amount

2006	$444,000
2007	298,000
2008	207,000
2009	30,000
2010	3,000

$982,000

New Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 151 entitled Inventory Costs – an amendment of ARB No. 43, Chapter 4. This Statement, which is effective for fiscal years beginning after June 15, 2005, clarifies the accounting for inventory costs, in particular, abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement had no impact on the Company’s financial statements.

Inflation

Inflation has historically not had a material effect on the Company’s operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate revolving credit line and term debt, the Company is exposed to the risk of rising interest rates. The Company also has minor exposure to changes in foreign exchange rates. A 1% point increase in the variable interest rate at the beginning of the quarter would have increased interest expense by $69,000. Actual interest expense on the debt subject to variable interest was $927,000 for the three months ended September 30, 2005. The following information relates to the Company’s fixed maturity debt as of September 30, 2005 that are sensitive to changes in interest rates.

The Revolving Credit Facility with LaSalle Business Credit L.L.C. had a variable interest rate ranging from 6.25% to 6.75% for the period ended September 30, 2005 and an outstanding balance of $7.8 million.

The Term Loan A with Capital Source Finance, L.L.C. had a variable interest rate ranging from 12.0% to 12.34 % for the period ended September 30, 2005 and an outstanding balance of $8.8 million.

The Term Loan B with Capital Source Finance, LLC had a variable interest rate ranging from 15.0% to 15.34 % for the period ended September 30, 2005 and a outstanding balance of $10.9 million.

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

(b) Prior to the filing of the Company’s Form 10-K for the year ended June 30, 2005, the Company’s independent accountant communicated to the Company that the income relating to the sale of product to a particular customer under unique terms should be recognized only when all contingencies were satisfied. Based upon this view of the independent accountant, the proper amount of revenue was reflected in the Company’s financial statements as of June 30, 2005 included in its filed Form 10-K. Subsequent to the Company’s filing its Form 10-K for the year ended June 30, 2005, the Company’s independent accountant notified the Company’s Audit Committee that the internal accounting control relating to the recognition of revenue for the unique sale described above was incorrect and that the error resulted from a significant internal control deficiency. Due to the unique nature of the sale, no additional actions are required to correct this control deficiency.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

          Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

10.1

Amendment No. 3 dated as of October 20, 2005 to the Term Loan and Security Agreement by and among Easy Gardener Products, Ltd., as Borrower, EYAS International, Inc., E G Product Management, L.L.C., EG, L.L.C., Weatherly Consumer Products Group, Inc., Weatherly Consumer Products, Inc. and NBU Group, LLC, each as Guarantor, and CapitalSource Finance LLC, as Agent and Lender dated as of October 29, 2003.

10.2

Amendment No. 3 dated as of October 20, 2005, to the Loan and Security Agreement with LaSalle Business Credit, LLC, as Agent, certain financial institutions as Lenders and Easy Gardener Products, Ltd., as Borrower, EYAS International, Inc., as a Credit Party, EG Product Management, L.L.C., as a Credit Party, EG, L.L.C., as a Credit Party, Weatherly Consumer Products Group, Inc., as a Credit Party, Weatherly Consumer Products, Inc., as a Credit Party, and NBU Group, LLC, as a Credit Party dated as of April 27, 2004.

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

November 14, 2005

Easy Gardener Products, Ltd.
(Registrant)
By: /s/ Richard M. Grandy

Richard M. Grandy Manager / CEO

By:	/s/ Richard M. Kurz

Richard M. Kurz
Manager/ CFO