Form 10-Q
period 2005-12-31
EASY GARDENER PRODUCTS LTD
filed 2006-02-14
CIK 1210936

U.S. SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

From the transition period from_______________________to______________________

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

Not applicable, registrant is a limited partnership

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2005	June 30, 2005

	(Unaudited)
Assets

Current:
Cash and cash equivalents	$172,000	$290,000
Accounts receivable, less allowance for doubtful accounts of $176,000 and $153,000	12,890,000	27,932,000
Inventories	7,483,000	7,530,000
Prepaid expenses and other current assets	609,000	782,000

Total Current Assets	21,154,000	36,534,000

Property and Equipment, net of accumulated depreciation of $2,634,000 and $1,971,000	2,911,000	3,271,000

Deferred Financing Costs, net of accumulated amortization of $645,000 and $400,000	915,000	1,159,000

Intangible Assets:
Goodwill	48,174,000	48,174,000
Trademarks	23,587,000	23,587,000
Non-compete agreements, net of accumulated amortization of $439,000 and $338,000	1,131,000	1,232,000
Package tooling costs, net of accumulated amortization of $1,207,000 and $920,000	684,000	799,000
Other intangible assets, net of accumulated amortization of $198,000 and $152,000	778,000	824,000

Other Assets	4,150,000	3,905,000

Total Assets	$103,484,000	$119,485,000

See accompanying notes to consolidated financial statements.
1

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Balance Sheets

	December 31, 2005	June 30, 2005

	(Unaudited)
Liabilities and Capital

Current:
Revolving credit facility	$11,364,000	$18,093,000
Accounts payable	5,330,000	7,819,000
Outstanding checks in excess of book balance	1,127,000	1,483,000
Accrued rebates	612,000	2,239,000
Accrued expenses	2,390,000	4,286,000
Current debt	3,039,000	2,243,000

Total Current Liabilities	23,862,000	36,163,000

Long Term Debt	21,782,000	22,605,000

Deferred Tax Liability	8,051,000	10,060,000

Junior Subordinated Debentures, net of discount of $20,630,000 and $20,689,000	53,821,000	50,356,000

Total Liabilities	107,516,000	119,184,000

Commitments and Contingencies		—

Partners’ Capital (Deficit):

Capital	2,675,000	2,675,000

Accumulated deficit	(6,707,000)	(2,374,000)

Total Partners’ Capital (Deficit)	(4,032,000)	301,000

Total Liabilities and Partners’ Capital (Deficit)	$103,484,000	$119,485,000

See accompanying notes to consolidated financial statements.
2

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Three Months Ended December 31, 2005	Three Months Ended December 31, 2004

Net Sales	$15,731,000	$10,873,000
Cost of Sales	9,447,000	6,835,000

Gross Profit	6,284,000	4,038,000

Operating Expenses:
Selling and shipping	3,321,000	3,091,000
General and administrative	1,590,000	1,523,000
Depreciation and amortization	290,000	241,000

Total Operating Expenses	5,201,000	4,855,000

Profit (Loss) From Operations	1,083,000	(817,000)

Interest expense	(2,978,000)	(2,696,000)

Loss Before Income Taxes	(1,895,000)	(3,513,000)

Income Tax Benefit	604,000	1,135,000

Net Loss	$(1,291,000)	$(2,378,000)

See accompanying notes to consolidated financial statements.
3

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Statements of Operations (Unaudited)

	Six Months Ended December 31, 2005	Six Months Ended December 31, 2004

Net Sales	$28,428,000	$25,098,000
Cost of Sales	18,304,000	15,815,000

Gross Profit	10,124,000	9,283,000

Operating Expenses:
Selling and shipping	7,045,000	7,192,000
General and administrative	3,021,000	3,086,000
Depreciation and amortization	595,000	449,000

Total Operating Expenses	10,661,000	10,727,000

Loss From Operations	(537,000)	(1,444,000)

Interest expense	(5,805,000)	(5,334,000)

Loss Before Income Taxes	(6,342,000)	(6,778,000)

Income Tax Benefit	2,009,000	2,139,000

Net Loss	$(4,333,000)	$(4,639,000)

See accompanying notes to consolidated financial statements.
4

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six months Ended December 31, 2005	Six Months Ended December 31, 2004

Cash Flows from Operating Activities:

Net loss	$(4,333,000)	$(4,639,000)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Non-cash interest expense	3,826,000	3,166,000
Depreciation and other amortization	1,358,000	1,109,000
Loss on sale of equipment	8,000	—
Deferred income tax benefit	(2,009,000)	(1,814,000)
Changes in operating assets and liabilities:
Accounts receivable	15,042,000	17,379,000
Inventories	47,000	(1,908,000)
Prepaid expenses, refundable income taxes and other current assets	173,000	(654,000)
Other assets	—	57,000
Accounts payable and accrued expenses	(6,367,000)	(6,884,000)
Income taxes payable	—	(325,000)
Trademarks	—	(22,000)

Net Cash Provided by Operating Activities of Continuing Operations	7,745,000	5,465,000

Cash Flows From Investing Activities:

Purchase of equipment	(333,000)	(712,000)
Proceeds from sale of equipment	5,000	—
Purchase of package design and tooling	(172,000)	(270,000)

Net Cash Used in Investing Activities	(500,000)	(982,000)

See accompanying notes to consolidated financial statements.
5

Easy Gardener Products, Ltd. and Subsidiaries

Consolidated Statements of Cash Flows (Unaudited)

	Six months Ended December 31, 2005	Six Months Ended December 31, 2004

Cash Flows From Financing Activities:

Net payments on revolving credit facility	$(6,729,000)	$(4,076,000)
Payments on long-term debt	(633,000)	(695,000)
Deferred financing costs	(1,000)	(87,000)

Net Cash Used In Financing Activities	(7,363,000)	(4,858,000)

Net decrease in cash and cash equivalents from continuing operations	(118,000)	(375,000)

Net cash used in discontinued operations	—	204,000

Net decrease in cash and cash equivalents	(118,000)	(171,000)
Cash and Cash Equivalents, beginning of period	290,000	441,000

Cash and Cash Equivalents, end of period	$172,000	$270,000

Supplemental Disclosure of Cash Flow Information
Cash paid for interest	$1,944,000	$2,139,000
Cash paid for income taxes	$7,000	$572,000

See accompanying notes to consolidated financial statements.
6

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

1.
The accompanying consolidated financial statements at December 31, 2005 and for the three and six months ended December 31, 2005 are unaudited, but, in the opinion of management, include all adjustments necessary for a fair presentation of consolidated financial position and results of operations for the periods presented. The results for the six months ended December 31, 2005 are not necessarily indicative of the results of operations for a full year.

2.	Refer to the audited consolidated financial statements for the year ended June 30, 2005, for details of accounting policies and detailed notes to the consolidated financial statements.

3.	Inventories consist of:
	December 31, 2005	June 30, 2005

Raw and packaging materials	$3,343,000	$2,980,000
Finished goods	4,140,000	4,550,000

	$7,483,000	$7,530,000

4.
All shipping and handling expenses are included in the selling and shipping caption and totaled approximately $1,551,000, $3,297,000, $1,115,000, and $3,047,000 for the three months ended and six months ended December 31, 2005 and December 31, 2004, respectively.

5.
The Company and its parent, EYAS International, Inc., and their subsidiaries have entered into four credit arrangements to finance the acquisition of the assets of the Predecessor, U.S. Home & Garden, Inc., and to provide working capital. The Company also assumed from the Predecessor its obligation under the Junior Subordinated Debentures and related obligations.

On April 27, 2004, the Company and its parent and subsidiaries entered into a senior revolving credit facility with the LaSalle Business Credit, L.L.C. who is the Agent for and one of the lenders on the facility. The asset based lending revolving credit facility has a maturity date of September 30, 2006. The facility has a maximum borrowing level of $25 million. The facility is secured by all the assets of the Company and its parent and subsidiaries. The actual borrowing level is limited based upon having eligible accounts receivable, inventory and for parts of the year, the seasonal availability amount. Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 3.25% for the period July 1, 2005 through September 30, 2005. The actual interest rate on the facility at December 31, 2005 was 7.25%. Effective October 1, 2005 the interest rate increased to prime plus 1.0%. When certain conditions are met the 0.5% increase effective October 1, 2005 will be eliminated. The Company met those requirements as of December 31, 2005. Consequently, the rate will decrease for the quarter beginning January 1, 2006 to prime plus 0.5%. The facility has various financial covenants including minimum EBITDA (EBITDA is Earnings Before, Interest, Taxes, Depreciation, and Amortization), minimum EBITDA to pay interest on the Junior

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

Subordinated Debentures, a Fixed Charge Coverage Ratio, a Maximum Senior Leverage Ratio and limits on Capital Expenditures. Additionally the senior lenders have required as a condition of receiving waivers on the June 30, 2005 covenant defaults, that the Company hire an investment banker to explore strategic alternatives to repay the term loan, increased the interest rate on the term loan by 2% per annum and 0.5% per annum on the revolving credit facility under certain conditions. The lenders are entitled to a performance fee of $2 million on the term loan, due at the repayment of the loan, however the performance fee will be reduced in part or in total if certain conditions are met. The revolving credit lender has required a repayment fee of up to $250,000 under certain conditions. The Company has hired an Investment Banking firm.

The second credit facility was entered into on October 29, 2003 and is with CapitalSource Finance LLC. This facility includes two term loans. Term Loan A in the amount of $14,315,000 of which $14,000,000 has been borrowed and Term Loan B in the amount of $9,713,750 of which $9,500,000 has been borrowed. Both Term Loans A and B mature on September 30, 2006 and are secured by all of the assets of the Company and its parent and subsidiaries. Effective October 1, 2005 term Loan A bears interest of the greater of 7.75% over the prime rate or 10%. As of December 31, 2005, the actual rate was 14.90%. Term Loan A also has monthly repayment of principal of $104,167 per month in year one, $166,667 per month in year two and $291,667 per month in year three. These amounts are reduced by mandatory pre-payments as described in the fourth following sentence. Effective October 1, 2005 term Loan B bears interest of the greater of 10.75% over the prime rate or 13% plus 7.0% of accrued interest which is to be paid at the maturity of Term Loan B. As of December 31, 2005, the actual rate was 17.90%. Since such interest is not due until maturity, it is considered non-cash interest in the current period. Term Loans A and B also require mandatory pre-payments equal to 75% of the excess cash flow as defined in the loan agreements.

The Company continued to be below the minimum EBITDA level required by the senior lenders to continue to pay the interest on the Junior Subordinated Debentures. As permitted by the Amended and Restated Junior Subordinated Indenture, the Company has notified the Trustee that it has exercised its right to defer the monthly interest payment commencing with the August 2004 payment as described below.

The third credit facility the Company entered into were two subordinated loan agreements, one with the Predecessor aggregating $1,600,000 plus accrued interest and one with Central Garden & Pet Company aggregating $2,675,000 plus accrued interest. The subordinated Predecessor loan is the more junior of the subordinated loans. Both of these subordinated loans bear interest at 9% per annum due at maturity except for the repayment feature described below. The loans mature April 29, 2008 and interest is payable at maturity. Since such interest is not due until maturity, it is considered non-cash in the current period and included in long term liabilities. The Predecessor loan has a repayment feature based upon excess cash flow as defined in the second credit facility described in the second preceding paragraph. The

Easy Gardener Products, Ltd. and Subsidiaries

Notes to Consolidated Financial Statements (Unaudited)

$2,675,000 subordinated loan gives Central Garden & Pet Company the right to convert the loan plus accrued interest into a 49% ownership interest in the Company.

6.
In connection with the acquisition of the assets of the Predecessor, the Company recognized a significant amount of goodwill, which, in the aggregate, was $48,174,000 at December 31, 2005 and June 30, 2005. The balance of intangible assets acquired and related accumulated amortization were as follows:

	December 31, 2005
	Gross Carrying Amount	Accumulated Amortization

Amortized Intangible Assets
Non-compete agreements	$1,570,000	$439,000
Package Tooling Costs	1,891,000	1,207,000
Other Intangible Assets	976,000	198,000

Total	$4,437,000	$1,844,000

Unamortized Intangible Assets
Trademarks	$23,587,000	$—

Amortization expense for all intangible assets during the three months and the six months ended December 31, 2005 and the three months and the six months ended December 31, 2004 was $213,000, $434,000, $216,000, and $670,000, respectively. Estimated amortization expense on intangible assets for each of the five succeeding fiscal years is as follows:

Year Ended June 30,	Amount

2006	$868,000
2007	867,000
2008	867,000
2009	294,000
2010	294,000
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

Results of Operations

The following table sets forth, for the periods indicated, certain selected financial data as a percentage of net sales:

	Three months ended December 31, 2005	Three months ended December 31, 2004	Six months ended December 31, 2005	Six months ended December 31, 2004

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	60.1%	62.9%	64.4%	63.0%

Gross profit	39.9%	37.1%	35.6%	37.0%

Selling and shipping	21.1%	28.4%	24.8%	28.7%
General and administrative	10.1%	14.0%	10.6%	12.3%
Depreciation and amortization	1.8%	2.2%	2.1%	1.8%

Income (loss) from operations	6.9%	(7.5%)	(1.9%)	(5.8%)
Interest expense	(18.9%)	(24.8%)	(20.4%)	(21.2%)

Loss from operations before income tax	(12.0%)	(32.3%)	(22.3%)	(27.0%)
Income tax benefit	3.8%	10.4%	7.1%	8.5%

Net loss	(8.2%)	(21.9%)	(15.2%)	(18.5%)

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

The Company believes there were shifts in sales from the quarter ended September 30, 2005 to the quarter ended December 31, 2005. Consequently, the Company believes that the six-month results are more indicative of its operating performance than are the three months ended December 31, 2005.

Net sales. Net sales increased by $4,858,000, or 44.7%, to $15,731,000 during the three months ended December 31, 2005, from $10,873,000 during the three months ended December, 2004. Net sales are gross sales less adjustments for discounts, rebates, returns and allowances given to customers. The increase in net sales was the result of an increase in the volume of products sold and price increases aggregating $5,322,000. Of this increase, it is estimated that the price increase was approximately $200,000. The increase in net sales was offset in part by increased rebates of $268,000 and increased customer allowances. Of the increased rebates $206,000 is a result of increased sales and $62,000 is from increases in rebate levels. The increase in customer allowances of $196,000 results from a significant customer of the Company now providing its own store service through its own independent contractor. The costs of the independent contractor in the comparable period were included in selling and shipping. The customer allowance is a sales allowance reducing net sales.

Cost of sales. Cost of sales increased by $2,612,000, or 38.2% to $9,447,000 for the three months ended December 31, 2005 from $6,835,000 during the three months ended December 31, 2004. The increase was a result of increases in the volume of products sold of $2,834,000 and by increased inbound freight costs of $70,000 and depreciation expense of $56,000, offset by reduced variable and fixed overhead expense of $49,000 and increased overhead absorption due to increased volume of $299,000. Cost of sales as a percentage of net sales decreased to 60.1% during the three months ended December 31, 2005 from 62.9% during the comparable period in 2004 as a result of the decrease in costs described above. Depreciation and amortization expense included in cost of sales for the three months ended December 31, 2005 and 2004 was $377,000, and $321,000, respectively.

Gross profit. Gross profit increased by $2,246,000, or 55.6%, to $6,284,000 for the three months ended December 31, 2005 from $4,038,000 during the three months ended December 31, 2004. Gross profit as a percentage of net sales increased to 39.9% during the three months ended December 31, 2005, from 37.1% during the comparable period in 2004. This increase in gross profit dollars and increase as a percentage of net sales resulted from the matters described above.

Selling and shipping expenses. Selling and shipping expenses increased by $230,000, or 7.4% to $3,321,000 during the three months ended December 31, 2005 from $3,091,000 during the three months ended December 31, 2004. Of this increase in expense, $793,000 was attributable to increased sales volume. The volume increase is offset in part by no longer providing store service through an independent contractor and instead giving a significant customer an allowance in place of store service fees of $196,000. Other expense reductions include reduced tradeshow and related expenses of $157,000 and other reduced variable expenses as a percentage of sales of $210,000. As a percentage of net sales, selling and shipping expenses decreased to 21.1% during the three months ended December 31, 2005 from 28.4% during the comparable period in 2004.

General and administrative expenses. General and administrative expenses increased by $67,000 or 4.4%, to $1,590,000 during the three months ended December 31, 2005 from $1,523,000
12

during the three months ended December 31, 2004. This increase is the result of an increase in costs associated with consultants and an Investment Banker hired to identify alternatives to repaying the term loans of $108,000 as required by the senior lenders, offset in part by reduced employee related costs and other expenses of $41,000. As a percentage of net sales, general and administrative expenses decreased to 10.1% during the three months ended December 31, 2005 from 14.0% during the comparable period in 2004.

Depreciation and amortization. Depreciation and amortization expenses increased by $49,000 or 20.3% to $290,000 during the three months ended December 31, 2005 from $241,000 during the three months ended December 31, 2004. This increase was primarily due to purchases of depreciable assets during the last fiscal year, which are now being depreciated for the full three months. As a percentage of net sales, depreciation and amortization expenses decreased to 1.8% during the three months ended December 31, 2005 from 2.2% during the comparable period in 2004.

Income (Loss) from operations. Income from operations increased by $1,900,000 to $1,083,000 during the three months ended December 31, 2005, from a loss of $817,000 during the three months ended December 31, 2004. The increased income from operations was primarily due to increased sales volume and gross profit and by reductions in other operating expenses as noted above. As a percentage of net sales, income from operations increased to 6.9% for the three months ended December 31, 2005 from a net loss of 7.5 % during the comparable period in 2004.

Interest expense. Interest expense increased $282,000, or 10.5% to $2,978,000 during the three months ended December 31, 2005, from $2,696,000 during the three months ended December 31, 2004. Interest on the revolving credit facility increased $70,000 as a result of increased borrowing levels and an increased interest rate. Interest expense on the term loans increased $128,000 as a result of higher interest rates offset in part by reduced borrowing levels. The Company has approximately $19,342,000 loans outstanding at December 31, 2005 compared to $22,576,000 at December 31, 2004. The interest expense of the Company on its term loans for the three months ended December 31, 2005 was $1,012,000 of which $196,000 is due on September 30, 2006 and is considered non-cash interest in the current period. Interest expense on the term loans for the three months ended December 31, 2004 was $884,000 including non-cash interest of $183,000, which is due on September 30, 2006. The Company also has two subordinated loans, with non-cash interest expense in the current period. The interest expense increased $9,000, to $117,000 during the three months ended December 31, 2005 from $108,000 during the three months ended December 31, 2004. Interest on the subordinated loans is due in cash on May 29, 2009 when the loans mature. Net interest on the Junior Subordinated Debentures increased $67,000 to $1,628,000 from $1,561,000 in the comparable quarter as a result of the interest expense on the deferred interest. The interest related to the Junior Subordinated Debentures is included in non-cash interest during the three months ended December 31, 2005. As permitted by the Amended and Restated Junior Subordinated Indentures, the Company has elected to defer payment of the interest on the Junior Subordinated Debentures beginning in August 2004. While the interest payment is deferred, the interest continues to be accrued and is included in the caption Junior Subordinated Debentures. By deferring the interest payment on the Junior Subordinated Debentures, the Company has improved its cash flow by the amount of interest deferred. This improvement will exist until the deferred interest is paid. Miscellaneous interest expense increased $8,000 mainly on borrowing in the UK. The total non-cash interest for the December 31, 2005 quarter was $1,941,000. A portion of the Company’s interest expense is based upon variable interest rates. Increases in such rates would have a negative impact on operating performance and cash flow.

As a percentage of net sales, interest expense decreased to 18.9% for the three months ended December 31, 2005 from 24.8% during the comparable period in 2004.

Income taxes. The income tax benefit decreased by $531,000, or 46.8% to $604,000 during the three months ended December 31, 2005 from $1,135,000 during the three months ended December 31, 2004 primarily as a result of the decreased loss before income taxes from continuing operations to 12.0% of net sales from 32.3% during the comparable period in 2004.

Net Loss. Net loss decreased by $1,087,000, or 45.7% to $1,291,000 during the three months ended December 31, 2005 from a net loss of $2,378,000 during the three months ended December 31, 2004. The decrease in net loss is due to the matters described above. As a percentage of net sales, net loss decreased to 8.2% for the three months ended December 31, 2005 from 21.9% during the comparable period in 2004.

Six Months Ended December 31, 2005 Compared to Six Months Ended December 31, 2004

Net sales. Net sales increased by $3,330,000, or 13.3%, to $28,428,000 during the six months ended December 31, 2005, from $25,098,000 during the six months ended December, 2004. Net sales are gross sales less adjustments for discounts, rebates, returns and allowances given to customers. The increase in net sales was the result of a increase in the volume of products sold and price increases of $4,351,000. Of this increase, it is estimated that the price increase was approximately $200,000. The increase in net sales was offset in part by increased rebates of $234,000 and increased customer allowances. Of the increased rebates $210,000 is a result of increased sales and $24,000 is from increases in rebate levels. The increase in customer allowances of $454,000 results from a significant customer of the Company now providing its own store service through its own independent contractor. The costs of the independent contractor in the comparable period were included in selling and shipping. The customer allowance is a sales allowance reducing net sales. Also impacting the quarter is an increase in discounts of $333,000.

Cost of sales. Cost of sales increased by $2,489,000, or 15.7% to $18,304,000 for the six months ended December 31, 2005 from $15,815,000 during the six months ended December 31, 2004. The increase was a result of increases in the volume of products sold of $2,264,000 and by increased inbound freight costs of $158,000, depreciation expense of $130,000, offset by reduced variable and fixed overhead expenses of $5,000 and increased overhead absorption due to volume of $58,000. Cost of sales as a percentage of net sales increased to 64.4% during the six months ended December 31, 2005 from 63.0% during the comparable period in 2004 as a result of the increase in costs described above. Depreciation and amortization expense included in cost of sales for the six months ended December 31, 2005 and 2004 was $763,000, and $632,000, respectively.

Gross profit. Gross profit increased by $841,000, or 9.1%, to $10,124,000 for the six months ended December 31, 2005 from $9,283,000 during the six months ended December 31, 2004. Gross profit as a percentage of net sales decreased to 35.6% during the six months ended December 31, 2005, from 37.0% during the comparable period in 2004. This increase in gross profit dollars and decrease in gross profit as a percentage of net sales resulted from the matters described above.

Selling and shipping expenses. Selling and shipping expenses decreased by $147,000, or 2.0% to $7,045,000 during the six months ended December 31, 2005 from $7,192,000 during the six months ended December 31, 2004. The increase in the volume of products sold resulted in increased selling and shipping expenses of $740,000. This amount was offset by no longer providing store service through an independent contractor and instead giving an allowance to a customer in place of store service fees of $454,000. Other reductions include reduced warehouse department expenses of $75,000 and reduced variable expenses as a percentage of net sales of $358,000. As a percentage of net sales, selling and shipping expenses decreased to 24.8% during the six months ended December 31, 2005 from 28.7% during the comparable period in 2004.

General and administrative expenses. General and administrative expenses decreased by $65,000 or 2.1%, to $3,021,000 during the six months ended December 31, 2005 from $3,086,000 during the six months ended December 31, 2004. This decrease is the result of reduced employee related costs and other expenses of $91,000 and by an exchange rate gain of $131,000 offset in part by an increase in costs associated with consultants and an Investment Banker hired to identify alternatives to repaying the Capital Source term loans of $144,000 and in other miscellaneous costs of $13,000. As a percentage of net sales, general and administrative expenses decreased to 10.6% during the six months ended December 31, 2005 from 12.3% during the comparable period in 2004.

Depreciation and amortization. Depreciation and amortization expenses increased by $146,000 or 32.5% to $595,000 during the six months ended December 31, 2005 from $449,000 during the six months ended December 31, 2004. This increase was primarily due to purchases of depreciable assets during the last fiscal year, which are now being depreciated for the full six months. As a percentage of net sales, depreciation and amortization expenses increased to 2.1% during the six months ended December 31, 2005 from 1.8% during the comparable period in 2004.

Loss from operations. Loss from operations decreased by $907,000 or 62.8% to $537,000 during the six months ended December 31, 2005, from $1,444,000 during the six months ended December 31, 2004. The decreased loss from operations was primarily due to increased gross profit and by reductions in other operating expenses as noted above. As a percentage of net sales, loss from operations decreased to 1.9% for the six months ended December 31, 2005 from 5.8 % during the comparable period in 2004.

Interest expense. Interest expense increased $471,000, or 8.8% to $5,805,000 during the six months ended December 31, 2005, from $5,334,000 during the six months ended December 31, 2004. Interest on the revolving credit facility increased $132,000 as a result of increased borrowing levels and increased interest rates. Interest expense on the term loans increased $163,000 as a result of higher interest rates offset in part by reduced borrowing levels. The Company has approximately $19,342,000 in term loans outstanding at December 31, 2005 compared to $22,576,000 at December 31, 2004. The interest expense of the Company on its term loans for the six months ended December 31, 2005 was $1,900,000 of which $389,000 is due on September 30, 2006 and is considered non-cash interest in the current period. Interest expense on the term loans for the six months ended December 31, 2004 was $1,737,000 including non-cash interest of $362,000, which is due on September 30, 2006. The Company also has two subordinated loans, with non-cash interest expense in the current period. The interest expense increased $4,000 to $218,000 during the six months ended December 31, 2005 from $214,000 during the six months ended December 31, 2004. Interest on the subordinated loans is due in cash on May 29, 2009 when the loans mature. Net interest on the Junior Subordinated Debentures increased $154,000 to $3,219,000 from $3,065,000 in the comparable six months as a result of the interest expense on the deferred interest. The interest related to the Junior Subordinated Debentures is included in non-cash interest during the six months ended December 31, 2005. As permitted by the Amended and Restated Junior Subordinated Indentures, the Company has elected to defer payment of the interest on the Junior

Subordinated Debentures beginning in August 2004. While the interest payment is deferred, the interest continues to be accrued and is included in the caption Junior Subordinated Debentures. By deferring the interest payment on the Junior Subordinated Debentures, the Company has improved its cash flow by the amount of interest deferred. This improvement will exist until the deferred interest is paid. Miscellaneous interest expense increased $18,000. The total non-cash interest for the six months ended December 31, 2005 was $3,826,000. A portion of the Company’s interest expense is based upon variable interest rates. Increases in such rates would have a negative impact on operating performance and cash flow. As a percentage of net sales, interest expense decreased to 20.4% for the six months ended December 31, 2005 from 21.2% during the comparable period in 2004.

Income taxes. The income tax benefit decreased by $130,000, or 6.1% to $2,009,000 during the six months ended December 31, 2005 from $2,139,000 during the six months ended December 31, 2004 primarily as a result of reduced loss from continuing operations.

Net Loss. Net loss decreased by $306,000, or 6.6% to $4,333,000 during the six months ended December 31, 2005 from a net loss of $4,639,000 during the six months ended December 31, 2004. The decreased net loss is due to the matters described above. As a percentage of net sales, net loss decreased to 15.2% for the six months ended December 31, 2005 from 18.5% during the comparable period in 2004.

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

The Company is below the minimum EBITDA level required by the senior lenders to continue to pay the interest on the Junior Subordinated Debentures. As permitted by the Amended and Restated Junior Subordinated Indenture, the Company has notified the Trustee that it has exercised its right to defer (not cancel) the monthly interest payment commencing with the August 2004 payment. The Trustee uses the interest on the Junior Subordinated Debentures to pay the interest on the 9.40% Cumulative Trust Preferred Securities. At December 31, 2005, the Company had cash and short-term investments totaling $172,000 and a working capital deficit of

$2.7 million. At June 30, 2005, the Company had cash and short-term investments totaling $290,000 and working capital of $371,000. The change in working capital deficit for the six months ended December 31, 2005 of $3.1 million was primarily attributable to the net loss of $4.3 million for the six months ended December 31, 2005.

Net cash provided by operating activities for the six months ended December 31, 2005 was $7.7 million resulting from a decrease in accounts receivable, inventory, prepaid expenses and other current assets of $15.3, offset in part by a net loss from continuing operations of $4.3 million, such loss was reduced by the sum of non-cash interest expense, depreciation and amortization expense and deferred income tax benefit of $3.1 million, and a decrease in accounts payable and accrued expenses of $6.4 million. These changes are generally consistent with the seasonal nature of the Company’s business. Net cash provided by operating activities for the six months ended December 31, 2004 was $5.5 million.

Net cash used in investing activities for the six months ended December 31, 2005 of $.5 million is due to capital purchases of equipment and package tooling costs.

Net cash used in financing activities for the six months ended December 31, 2005 of $7.4 million is primarily due to repayments on the revolving credit facility of $6.7 million and principal payments on the term loan of $0.7 million.

The Company and its parent, EYAS International, Inc., and their subsidiaries have entered into four credit arrangements to finance the acquisition of the assets of the Predecessor, U.S. Home & Garden, Inc., and to provide working capital. The Company also assumed from the Predecessor its obligation under the Junior Subordinated Debentures and related obligations.

On April 27, 2004, the Company and its parent and subsidiaries entered into a senior revolving credit facility with the LaSalle Business Credit, L.L.C. who is the Agent for and one of the lenders on the facility. The asset based lending revolving credit facility has a maturity date of September 30, 2006. The facility has a maximum borrowing level of $25 million. The facility is secured by all the assets of the Company and its parent and subsidiaries. The actual borrowing level is limited based upon having eligible accounts receivable, inventory and for parts of the year, the seasonal availability amount. Interest is at variable annual rates based upon the prime rate plus 0.5% or LIBOR plus 3.25% for the period July 1, 2005 through September 30, 2005. The actual interest rate on the facility at December 31, 2005 was 7.25%. Effective October 1, 2005 the interest rate increased to prime plus 1.0%. When certain conditions are met the 0.5% increase effective October 1, 2005 will be eliminated. The Company met those requirements as of December 31, 2005. Consequently, the rate will decrease for the quarter beginning January 1, 2006 to prime plus 0.5%. The facility has various financial covenants including minimum EBITDA (EBITDA is Earnings Before, Interest, Taxes, Depreciation, and Amortization), minimum EBITDA to pay interest on the Junior Subordinated Debentures, a Fixed Charge Coverage Ratio, a Maximum Senior Leverage Ratio and limits on Capital Expenditures. Additionally the senior lenders have required as a condition of receiving waivers on the June 30, 2005 covenant defaults, that the Company hire an investment banker to explore strategic alternatives to repay the term loan, increased the interest rate on the term loan by 2% per annum and 0.5% per annum on the revolving credit facility under certain conditions. The lenders are entitled to a performance fee of $2 million on the term loan, due at the repayment of the loan, however the performance fee will be reduced in part or in total if certain conditions are met. The revolving credit lender has required a repayment fee of up to $250,000 under certain conditions. The Company has hired an Investment Banking firm.

The second credit facility was entered into on October 29, 2003 and is with CapitalSource Finance LLC. This facility includes two term loans. Term Loan A in the amount of $14,315,000 of which $14,000,000 has been borrowed and Term Loan B in the amount of $9,713,750 of which $9,500,000 has been borrowed. Both Term Loans A and B mature on September 30, 2006 and are secured by all of the assets of the Company and its parent and subsidiaries. Effective October 1, 2005 term Loan A bears interest of the greater of 7.75% over the prime rate or 10%. As of December 31, 2005, the actual rate was 14.90%. Term Loan A also has monthly repayment of principal of $104,167 per month in year one, $166,667 per month in year two and $291,667 per month in year three. These amounts are reduced by mandatory pre-payments as described in the fourth following sentence. Effective October 1, 2005 term Loan B bears interest of the greater of 10.75% over the prime rate or 13% plus 7.0% of accrued interest which is to be paid at the maturity of Term Loan B. As of December 31, 2005, the actual rate was 17.90%. Since such interest is not due until maturity, it is considered non-cash interest in the current period. Term Loans A and B also require mandatory pre-payments equal to 75% of the excess cash flow as defined in the loan agreements The Company continued to be below the minimum EBITDA level required by the senior lenders to continue to pay the interest on the Junior Subordinated Debentures. As permitted by the Amended and Restated Junior Subordinated Indenture, the Company has notified the Trustee that it has exercised its right to defer the monthly interest payment commencing with the August 2004 payment as described below.

The third credit facility the Company entered into were two subordinated loan agreements, one with the Predecessor aggregating $1,600,000 plus accrued interest and one with Central Garden & Pet Company aggregating $2,675,000 plus accrued interest. The subordinated Predecessor loan is the more junior of the subordinated loans. Both of these subordinated loans bear interest at 9% per annum due at maturity except for the repayment feature described below. The loans mature April 29, 2008 and interest is payable at maturity. Since such interest is not due until maturity, it is considered non-cash in the current period and included in long term liabilities. The Predecessor loan has a repayment feature based upon excess cash flow as defined in the second credit facility described in the second preceding paragraph. The $2,675,000 subordinated loan gives Central Garden & Pet Company the right to convert the loan plus accrued interest into a 49% ownership interest in the Company.

Commitments

The Company leases office and warehouse space, certain office equipment and automobiles under operating leases expiring through 2010. The future minimum annual lease payments under these non-cancelable operating leases are as follows:

Year Ended June 30,	Amount

2006	$444,000
2007	298,000
2008	207,000
2009	30,000
2010	3,000

$982,000

The amounts listed above do not include required principal repayments on the Capital Source term loans, which is detailed in Note 5 and in the liquidity section listed above.
18

New Accounting Pronouncements

        In November 2004, the Financial Accounting Standards Board (FASB) issued FASB Statement No.151 entitled Inventory Costs – an amendment of ARB No. 43, Chapter 4. This Statement, which is effective for fiscal years beginning after June 15, 2005, clarifies the accounting for inventory costs, in particular, abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage). This Statement had no significant impact on the Company’s financial statements.

Inflation

Inflation has historically not had a material effect on the Company’s operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a result of its variable rate revolving credit line and term debt, the Company is exposed to the risk of rising interest rates. The Company also has minor exposure to changes in foreign exchange rates. A 1% point increase in the variable interest rate at the beginning of the fiscal year would have increased interest expense by $122,000. Actual interest expense on the debt subject to variable interest was $1,025,000 and $1,952,000, for the three and six months ended December 31, 2005, respectively. The following information relates to the Company’s fixed maturity debt as of December 31, 2005 that are sensitive to changes in interest rates.

The Revolving Credit Facility with LaSalle Business Credit L.L.C. had a variable interest rate ranging from 6.75% to 7.25% for the period ended December 31, 2005 and an outstanding balance of $11.4 million.

The Term Loan A with Capital Source Finance, L.L.C. had a variable interest rate ranging from 14.50% to 14.90% for the period ended December 31, 2005 and an outstanding balance of $8.3 million.

The Term Loan B with Capital Source Finance, LLC had a variable interest rate ranging from 17.50% to 17.90% for the period ended December 31, 2005 and a outstanding balance of $11.1 million.

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

(c)	the proper amount of revenue was reflected in the Company’s financial statements as of June 30, 2005 included in its filed Form 10-K. Subsequent to the Company’s filing its Form 10-K

(d)
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

(e)	PART II – OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 implementing Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 implementing Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

February 14, 2006

Easy Gardener Products, Ltd.
(Registrant)
By:	/s/ Richard M. Grandy

Richard M. Grandy
Manager / CEO

By:	/s/ Richard M. Kurz

Richard M. Kurz
Manager/ CFO
20